Form 10-K405
period 1999-12-31
LIFEMINDERS COM INC
filed 2000-02-25
CIK 1079270

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K
(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

  For fiscal year ended December 31, 1999

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the transition period from                 to

                          Commission File Number:

                               ----------------
                             LIFEMINDERS.COM, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                       52-1990403
        (State or other jurisdiction                          (I.R.S. Employer
      of incorporation or organization)                     Identification No.)

                 1110 Herndon Parkway, Herndon, Virginia 20170
                    (Address of principal executive offices)

                                 (703) 707-8261
              (Registrant's telephone number, including area code)

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

         Title of each class             Name of each exchange on which registered
                 None                                       None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, Par Value $0.01 Per Share

                               ----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicated by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on February 22, 2000, as reported on the Nasdaq National Market, was approximately $386,341,937 (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the Registrant's Common Stock.

   As of February 22, 2000, the Registrant had 23,123,101 outstanding shares of Common Stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

   This annual report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "intend," "anticipate," "believe," "estimate," "continue" and other similar words. You should read statements that contain these words carefully because they discuss our future expectations, making projections of our future results of operations of our financial condition or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control. The factors listed in the sections captioned "Additional Factors That May Affect Future Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as any cautionary language in this annual report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we described in our forward-looking statements.

Overview

   We are an online direct marketing company that provides personalized content and advertisements via e-mail to a community of members. Our e-mail messages contain helpful reminders and tips that enable our members to better organize and manage their busy lives. Our proprietary information about our members and highly-precise targeting capabilities provide our advertising partners the opportunity to more effectively reach their target markets.

   Members can create profiles in one or more of our 14 e-mail categories, including family, entertainment, home, personal events, automotive, horoscope, cooking, pet, health, small business, personal finance, sports and recreation, travel and shopping. On average each member creates profiles in four e-mail categories and receives an average of eight e-mails per month. We gather member profile data from several sources, including information provided by our members during the sign up process and through member preferences and buying habits automatically collected through interaction with our e-mail messages. We also supplement our profile data with information obtained from third-party sources. Our proprietary matching process correlates member profile data to uniquely identified messages that we personalize and deliver to each member via e-mail. Using our direct marketing expertise and our proprietary member database, we create highly-targeted e-mail messages that enable our advertising partners to reach a receptive audience.

   As of December 31, 1999, we had approximately 7.0 million members. As of the same date, we had 90 advertising partners. The value of our service to our members is also evidenced by our growth from 311,000 members at March 31, 1999, which represents a compound quarterly growth rate of over 180%.

   We were incorporated in Maryland on August 9, 1996 under the name of MinderSoft, Inc. In January 1999, we changed our name to LifeMinders.com, Inc. We reincorporated in Delaware on July 2, 1999. From 1996 to 1998, we entered into arrangements with national retailers to distribute our reminder products in software form on disk. In late 1998, we revised our strategy to become an online direct marketing company that provides personalized content and advertisements via e-mail to a community of members.

Industry Background

 Traditional Direct Marketing and Advertising

   The traditional advertising industry relies on two primary activities: brand advertising and direct marketing. The Direct Marketing Association, or DMA, estimates that, of the total of approximately $285.2 billion spent on advertising in the United States in 1998, approximately $162.7 billion, or 57%, was spent on direct marketing compared to 43% invested in brand advertising. The focus of advertising is typically to build brand awareness by repeating messages with high frequency through traditional media, including radio, television and print. The purpose of direct marketing is to generate a specific consumer response or action--generally, the trial and purchase of a product or service. Direct marketers typically use direct mail pieces, catalogs, magazine inserts and telemarketing, aimed at specific and select consumers in an attempt to maximize the number of desired responses per marketing dollar invested. However, in order to do so, direct marketers must be able to accurately identify and reach specific consumers and showcase products and services that are relevant to those consumers. Direct marketers invest significant resources in obtaining and analyzing critical data about consumers in order to assess and understand their specific needs. Despite these efforts, average response rates for untargeted, traditional direct marketing campaigns range between 1% to 2% according to information gathered by the American Association of Advertising Agencies in 1999.

   Direct marketers continue to experience major challenges and inefficiencies. A significant challenge is the inability to target consumers with relevant advertisements and products, resulting in low response rates, negative consumer perceptions and low returns on investments. In addition, traditional direct marketers are constrained by inherent response and analysis delays due to extended production lead times and lengthy consumer and intermediary response times.

 Advent of the Internet and E-mail

   The Internet has emerged as a global medium, enabling millions of people worldwide to share information, communicate and conduct business electronically. International Data Corporation, or IDC, estimates that the number of Web users will grow from approximately 142.2 million worldwide in 1998 to approximately 502.4 million worldwide by the end of 2003. E-mail, one of the most popular and widely used Internet applications, has broadened from a simple messaging tool to a widely accepted form of communication for both personal and business use. According to Electronic Mail & Messaging Systems, there were approximately 450 million electronic mailboxes worldwide as of December 1999. IDC expects the number of Web sites, as indicated by total number of Uniform Resource Locators, or URLs, to grow from 925.0 million in 1998 to 13.1 billion by 2003. We believe this increase represents a growing amount of unique content on the Internet that can be targeted at a growing number of specific user and interest groups.

 Growth of Internet-Based Direct Marketing and Advertising

   The Internet has emerged as an attractive new medium for advertisers due to unique features that are unavailable in traditional media. The interactive nature of the Internet combined with its global reach and rapidly growing audience enables advertisers to target specific types of users, receive direct feedback on their advertisements and capture valuable data on user preferences. Forrester Research estimates that total spending on Internet advertising in the United States will grow from $2.8 billion in 1999 to $22.2 billion in 2004.

   The Internet represents an even more attractive medium for direct marketers. Online direct marketing has the potential to increase user response rates and decrease costs per transaction by targeting campaigns to particular users based on their demographic profile, interests and online behavior. In addition, the Internet permits advertisers to receive immediate responses, effectively test campaigns and direct consumers to a precise point-of-sale. Online direct marketing is generally conducted through Web-based promotional offers or e-mail, which has expanded from a simple personal messaging service to a powerful and cost-effective business tool. The DMA estimates that Internet direct marketing expenditures will rise from $603.2 million in 1998 to $5.3 billion by 2003.

 Current Limitations of Internet-Based Direct Marketing and Advertising

   While the Internet offers advertisers a number of advantages over traditional media, there remain significant challenges to realizing the full potential of online advertising. To date, advertisers have primarily employed banner advertisements on heavily trafficked and broadbased portals and other Web content sites, most of which do not have close and trusted relationships with their users. These portals and content sites often have the ability to reach wide audiences but are generally unable to offer advertisers an effective means to identify their target audience largely because they lack precise demographic, psychographic and navigational data. During the month of November 1999, click rates for the top banner advertisements averaged just under 0.5% as reported by The Nielsen//NetRatings Reporter. In response to the poor advertising performance on broadbased portals, we believe advertisers are increasingly turning to vertically-oriented portals, organized around specific interests, including finance, sports or women's issues, in search of more targeted audiences and higher click through rates.

   In addition, advertisers have expanded their efforts to reach consumers using online direct marketing. These campaigns have focused primarily on the mass mailing of unsolicited e-mail messages referred to as "spam." Spam campaigns have met with considerable negative consumer reaction and low response rates primarily because the offerings are unsolicited and are often not relevant to consumers' lives. As a result of the limitations in both online advertising and direct marketing, advertisers continue to seek more effective approaches to deliver highly-targeted advertisements in a more personalized and content-rich editorial environment from which they receive real-time feedback.

 Challenges to the Internet User

   Generally, Internet users have relied on broadbased portals or search engines to navigate through the mass of information available on the Internet. Although these portals and search sites have been useful for individuals seeking to find aggregated Web content, Internet users attempting to locate detailed, personalized information must navigate through a vast and often irrelevant array of Web pages and sites. These portals and search sites have not provided a platform for aggregating and disseminating the rapidly increasing volume of personalized content on the Web or enabling users to interact with content and service providers--unique characteristics that distinguish the Internet from traditional print, radio and television media.

   Many Internet users seeking greater personalized content have increasingly migrated to vertically-oriented portals and online communities. These online portals and communities were designed to provide a platform for Internet users with similar interests to more easily obtain relevant content and to share experiences and ideas. However, we believe these sites provide a poor context for Internet users to discover customized and individual content because Internet users lack the affinity and opportunity to relate personally to their online experiences. Accordingly, we believe that Internet users have a significant and growing need for a trusted online service that can automatically provide relevant, personalized and timely information.

The LifeMinders.com Solution

   Our e-mail messages contain helpful reminders and tips that enable our members to better organize and manage their busy lives. Our proprietary information about our members and highly-precise targeting capabilities provide our advertising partners the opportunity to more effectively reach their target audiences.

   Our solution offers the following benefits to both our members and our advertising partners:

 Benefits to Members

  . Highly targeted and relevant content. We deliver highly personalized e-mail messages containing useful and relevant information across 14 e-mail categories. Our proprietary content matching process correlates uniquely identified messages with individual member profiles in an automated manner. The more our members interact with us through our e-mail service, the more targeted and personalized our e-mails become, thereby enhancing the value of our service to our members. We gather profile data about each member from several sources, including information provided by the members during the sign up process and through member preferences and buying habits collected through interaction with our e-mail messages. We also supplement the data with information obtained from third-party sources.

  . Enhanced personalization and user efficiency. We compose, edit and customize each targeted message we send with specific member profile data. Our automated and timely messages provide reminders of important personal information and events, including birthdays, a child's developmental milestones and car maintenance. Our personalized, content-rich e-mails on specific interests enable our members to avoid the mass of extraneous information received through untargeted e-mails and obtained from most search engines and portals. We deliver each message in a brief, user-friendly e-mail format, either text or HTML, that we determine is most appropriate for each member. Our targeted messages contain imbedded URLs that link directly to full-text articles and helpful information. These links supplement the content within the messages and provide easily accessible information to our members without requiring lengthy and potentially unproductive Web searches.

  . Access to e-commerce opportunities. Our proprietary database management capabilities and timely, targeted content allow us to deliver highly relevant e-commerce opportunities to our members. For example, if a member has a child nearing his or her second birthday, then shortly before that birthday we might deliver an e-mail that outlines a two-year old child's developmental milestones. In addition, we might include an offer to purchase an age and developmentally appropriate learning tool and display advertisements for other relevant products. Members have also benefited from the availability of high-quality offers from our leading brand advertising partners, including PETsMART.com, WebMD and Universal Studios.

  . Member trust and confidence. By developing close relationships with our members and providing content they consider valuable, we become a trusted ally. As a matter of corporate policy, we do not sell members' personal information to third parties without permission. We are certified by TRUSTe, a leading, independent, non-profit organization whose mission is to build Internet users' trust and confidence in the Internet by promoting the principles of disclosure and informed consent. Our policy is not to disseminate personal information and our members choose the level of data that they feel comfortable inputting into our database. As a result, our members are able to exercise a significant amount of control over their experience and tend to provide us with more information over time. Our service also allows members to easily unsubscribe at any time by clicking through a link appearing at the bottom of our e-mail messages and selecting the particular category in which they want to unsubscribe.

 Benefits to Advertising Partners

  . Large and targeted member base. As of December 31, 1999, we had approximately 7.0 million members. Using our direct marketing expertise and our proprietary member database, which contains extensive demographic, behavioral and performance information, we create highly-targeted e-mail messages that enable our advertising partners to reach a large receptive audience.

  . Detailed real-time reporting and proprietary data mining technology. Our capabilities include sophisticated data mining techniques and real-time reporting technology to evaluate and assess the results of our advertising partners' marketing campaigns as they occur. We also actively engage in testing on subsets of our member base to determine which members are not likely to respond based on shared profile characteristics. Based on our capabilities, we offer our advertising partners the ability to immediately determine the effectiveness of a given advertising campaign and the opportunity to refine their marketing messages.

  . Enhanced targeting capability and increased return on advertising investment. We offer our advertising partners a cost-effective means to deliver targeted online advertisements to consumers. Our enhanced data warehouse allows us to target members on over 650 variables that are typically unavailable through other direct marketing means. Individual member behavior and preferences are tracked at the click and email level. Because of our continually improving testing, targeting and profiling capabilities, our members typically open their e-mail approximately 22% of the time, and members that open our e-mails click through one or more of the four or five content or advertising links contained in each e-mail at rates of approximately 30%. This highly targeted advertising opportunity results in low delivery costs and high response rates, generating a return on advertising investment that is higher than that achieved by traditional direct response media and offline advertising and compares favorably to other online alternatives.

The LifeMinders.com Strategy

   Our objective is to be the leading online direct marketing company that provides personalized content and advertisements via e-mail to a community of members. The key elements of this strategy include:

 Aggressively and Cost-Effectively Expanding Our Member Base

   We intend to continue to rapidly increase our member base. By aggregating a large audience, we plan to take advantage of economies of scale, increase our attractiveness to advertisers and enhance our ability to enter into strategic marketing arrangements. We intend to achieve this objective by:

  . continuing to establish distribution partnerships with leading online sites, including Lycos, whereby we become an automated component of the sign up process within these sites;

  . continuing to invest in large scale, online member acquisition activities, including purchasing highly targeted banner advertisements and opt-in lists from selected vertically-oriented portals that correspond to our members' interests;

  . expanding our offline advertising and promotional activities, including national print, outdoor and broadcast placements;

  . expanding our success in viral marketing, whereby existing members refer new members through increasing incentives, including cash and merchandise rewards; and

  . introducing new e-mail categories and services on a regular basis that will appeal to our existing and potential members.

   We will also continue to reduce new member acquisition costs by developing financial models at the individual level and analyzing behavior to determine the exact characteristics of a valuable member. In doing this, we will be able to target the most cost-effective channels to acquire active and valuable members.

 Improving Member Experience and Retention

   We will continue our efforts to enhance our member experience by constantly monitoring member interaction, thereby improving the quality of our content. Our marketing analysis and data mining team will continue to enhance our service to our members by evaluating behavior related to consumer preferences and buying habits in support of our efforts to personalize future content offerings. Our category managers will continually track and analyze member data in order to better identify and develop relevant and compelling content. We believe these efforts will continue to result in increased click through rates and higher customer satisfaction as we enhance our relationships. Information that has received positive responses from existing members will be distributed to new members as they join.

   We will further differentiate ourselves with the introduction of each new e-mail category. As a result, we will not only improve existing member experience and retention, but will also enhance the LifeMinders.com brand and attract additional members. We will continue to monitor and survey our members for new areas of interest and prioritize our new categories based on their direct and indirect input. We introduced LifeMinders Sports and Recreation, LifeMinders Cooking and LifeMinders Horoscope in December 1999 and LifeMinders Small Business in January 2000, and we intend to roll out a number of new categories each quarter covering a variety of areas, including Spanish language personal events, weather and fashion.

 Expanding and Pursuing Multiple Revenue Streams

   Our business model allows us the opportunity to pursue revenue from diverse sources. Advertisers and businesses currently pay us for placement of advertisements within our e-mail messages, as well as for advertising messages placed on our sign up pages. We also intend to pursue other revenue sources, including various e-commerce, revenue sharing and content licensing opportunities, which leverage our unique technology infrastructure, our extensive database of personalized member information, and our expertise in data analysis and direct marketing. We are planning to develop our business-to-business services, including the possible outsourcing of our personalized e-mail targeting service to companies on a private label basis. In addition, we will expand our existing revenue streams by continuing to develop new and creative advertising opportunities within our e-mail messages.

 Enhancing Advertiser Effectiveness by Expanding Our Marketing Analysis and Data Mining Capabilities

   We will continue to use sophisticated tools and our proprietary technologies to:

  . increase the efficacy of our advertising partners' marketing campaigns by refining the precision of our targeting capabilities and testing new concepts on subsets of our member base prior to implementation across our entire member community;

  . develop and acquire content that increasingly reflects member preferences and lifestyles by collecting data on a variety of detailed consumer behavior, such as opening of e-mail messages, click through behavior on content, and advertisement responsiveness, including click through and follow up purchase activity;

  . enhance our member profiles through interactive quizzes and surveys, purchasing additional demographic data and offering cash and prize incentives for members to provide more extensive demographic and preference information; and

  . maximize reliability and scalability, allowing for the creation and distribution of millions of personalized e-mails per week.

 Increasing Awareness and Understanding of the LifeMinders.com Brand

   We believe that establishing and leveraging the LifeMinders.com brand is critical to our ultimate success. We have already benefited from viral marketing and word-of-mouth publicity of our brand through interactions between existing and prospective members. We intend to increase brand equity through extensive consumer and trade advertising, including national print, outdoor and broadcast placements, continued public relations campaigns, direct mail, participation in strategic industry events and sustained consumer communications campaigns. We also believe that the introduction of new e-mail categories will increase our brand awareness.

 Pursuing Strategic Acquisitions and Alliances

   We plan to pursue acquisitions, alliances and strategic investments, both domestically and internationally, to further penetrate and expand our e-mail categories, leverage the strong relationship we have established with our members, broaden our member base, capture new distribution channels and establish new revenue streams. While we do not have any definitive agreements currently in place, we believe that there exist many opportunities to acquire or develop strong relationships with complementary businesses.

Services

 Personalized E-mail Messages

   We deliver e-mail messages to our members that contain highly personalized, timely and relevant content along with related advertisements. Our editorial staff of 14 searches multiple online and offline sources to identify content that is relevant to our members' needs. Our staff develops and composes most all of our e-mail content based on third-party sources. The e-mail messages are delivered in an attractive, easy-to-read format and contain imbedded URLs that link directly to relevant information. Our average member has signed up for four e-mail categories and receives an average of eight e-mails per month. We also assist our members in organizing and managing their lives by automatically delivering e-mail reminders that contain important dates, including birthdays, holidays and car maintenance dates.

 Advertising and Direct Marketing Opportunities

   We derive revenue from advertising and opt-in arrangements with our advertising partners. Our advertising arrangements consist primarily of banner advertisements that we display prominently within the e-mail messages we provide to members who have indicated an interest in the product or service being advertised. From each banner advertisement, viewers can hyperlink directly to our advertising partner's own Web site, thus providing our partner an opportunity to interact directly with interested members.

   Our opt-in arrangements allow our members to select targeted newsletters and advertisements during our sign up process, and in return, our opt-in partners who are promoting these newsletters and advertisements pay us a fee based on affirmative member response. Representatives of recent opt-in advertisers include Family Education, Smarter Living and Stockjungle.

   The following is a description of each e-mail category and a representative sample of our current advertisers for each e-mail category:

                                                                 Representative
              Category                      Description            Advertisers
              --------                      -----------          --------------
 LifeMinders Family................. Parenting                  Kimberly-Clark
                                     recommendations, toy       (Huggies Brand)
                                     tips, product recalls
                                     and development
                                     milestones customized by
                                     the age of a member's
                                     child

 LifeMinders Entertainment.......... Reviews and                Universal Studios
                                     notifications of the
                                     latest videos, books,
                                     music, games and more
                                     based on the member's
                                     unique entertainment
                                     interest

 LifeMinders Home................... Seasonal how-to tips and   Homewarehouse.com
                                     climate-specific advice
                                     so member's can get the
                                     most out of their home,
                                     lawn and garden

 LifeMinders Personal Events........ Reminders to help a        Flooz.com
                                     member keep track of
                                     important dates and
                                     inspired gift
                                     suggestions for
                                     birthdays, anniversaries
                                     and holidays

 LifeMinders Automotive............. Maintenance reminders,     InsWeb
                                     recall notices, driving
                                     tips and Blue Book
                                     values based on make,
                                     model year and mileage
                                     of a member's car

 LifeMinders Horoscope.............. Astrological readings      Freeshop.com
                                     specific to each
                                     member's birthday

 LifeMinders Cooking................ Recipes and cooking tips   Cooking.com
                                     customized for each
                                     member based on their
                                     cooking interests

 LifeMinders Pet.................... Pet care, health and       PETsMART.com
                                     training tips customized
                                     for all of our members'
                                     pets

 LifeMinders Health................. Health, nutrition and      Healtheon/WebMD
                                     well-being tips
                                     customized for each
                                     member based on personal
                                     profile

 LifeMinders Small Business......... Expert business advice,    Officeclick.com
                                     critical information and
                                     how-to guides based on a
                                     member's interests and
                                     business type

 LifeMinders Personal Finance....... Advice about banking,      NextCard
                                     family finances,
                                     investing and saving
                                     based on our member's
                                     personal and financial
                                     goals

 LifeMinders Sports and Recreation.. Sports updates, tips and   CNN/SI
                                     recreational ideas based
                                     on members' favorite
                                     sports and recreational
                                     activities

 LifeMinders Travel................. Getaways, destinations     Starwood Hotels
                                     and travel planning tips
                                     tailored to our member's
                                     interests

 LifeMinders Shopping............... Coupons, deals and         Mercata.com
                                     shopping tips specific
                                     to each member's profile
                                     throughout the year,
                                     including special
                                     holiday promotions

   We have recently entered into several agreements with advertisers with terms from six months or greater; however, most of our agreements with advertisers are short-term agreements averaging one to six months in duration. We do not believe any of the agreements with any of the advertisers listed above are material.

 Business-to-Business Marketing

   We also derive revenue from our recently implemented business-to-business product that enables Internet retail and content sites to utilize our direct marketing infrastructure. This Private Label eMarketing Product offers Internet retail and content sites the ability to send highly-targeted, personalized electronic mail. It will be offered to current and prospective advertising partners. Our Private Label eMarketing partners will receive the following online services:

  . data warehouse management

  . targeting of advertising messages to opt-in member profiles

  . e-mail delivery

  . customized content and responses

  . real time reports and analyses of their e-mail direct marketing campaigns

Sales and Marketing

 Member Acquisition

   We market LifeMinders.com to prospective members primarily through online media. These marketing efforts consist of developing large-scale, vertically-targeted advertising campaigns and strategic partnerships with large online sites such as Lycos. Viral marketing is also an important component of our member acquisition strategy, as approximately one-third of our members refer us to other Internet users when completing our sign-up process.

 Advertising Sales

   We sell our advertisements through a direct sales organization dedicated to developing and maintaining close relationships with top advertisers and leading advertising agencies nationwide. As of December 31, 1999, we had 19 full-time employees engaged in direct sales activities based in our Herndon, Virginia headquarters. We plan to significantly increase the size of our sales force and have recently opened a sales office in San Francisco, California and New York, New York. Our sales department is organized around and focuses on selling advertising within designated e-mail categories. The sales force works regularly with our advertising partners on the design and placement of their advertisements, provides advertising partners with advertising measurement analyses and focuses on providing a high level of client service and satisfaction.

   Advertisers and advertising agencies typically enter into short-term agreements--on average one to six months--in which they receive a number of e-mails delivered containing an advertisement based on a per e-mail basis. Our standard advertising rate currently ranges from $30 to $150 per thousand per e-mail delivered, depending upon location of the advertisement within our e-mail message and the extent to which it is targeted for a particular audience.

Technology and Infrastructure

   Our service offering is supported by our three key proprietary technology components:

  .Content Creation and Management Software

  .Data Warehouse

  .Member Targeting and Behavior Tracking System

 Content Creation and Management Software

   Our content creation and management software has four components: content entry, targeting, personalization and formatting.

   The content entry component allows our editorial staff to easily input, revise and test e-mail content items. The content entry software runs on the Windows platform using an interface similar to the Windows Explorer program.

   The targeting component allows e-mail content items to be sent to members based on explicit data that members have provided, including important dates and special interests as well as implicit data based on demographic and psychographic groups defined by our editorial staff. These groups are defined based on analyses of member behavior and preferences.

   The personalization component allows our editorial staff to enhance content by personalizing it for each individual member. For example, the e-mail content items could contain the name of the child or use gender specific pronouns. The software will automatically insert the proper pronoun or name based on the gender or name provided by the member.

   The formatting component allows our editorial staff to compose each e-mail content item in a single, rich text format which will automatically adjust to one of three formats (rich text, HTML or America Online) in order to provide optimum presentation of the content. Members with HTML e-mail, supported by most current e-mail services and e-mail clients, will receive the highest quality presentation of our content because it includes images as well as text. Members using America Online or plain text e-mail receive a version of our content that is more textual in presentation, but is attractive and easy to read.

 Data Warehouse

   The advanced data warehouse is a scalable decision support system that contains 400 gigabytes of historical data and is growing at 20 gigabytes per week. The data is refreshed daily and accessed through SAS, SQL, and other sophisticated analysis tools. Individual member behavior and preferences are tracked at the click and e-mail level which is supplemented with externally purchased data to create unique member profiles. These profiles consist of over 650 variables which LifeMinders.com utilizes to customize content and ads which ultimately increases advertising rates.

 Member Targeting and Behavior Tracking System

   This system allows category managers to improve and adjust our e-mail content over time to reflect the needs and interests of our members. Category managers can personalize the subject line of an e-mail, content titles and the physical display of the e-mail.

   Our content targeting and behavior tracking system uses standard Internet data transmission protocols, combined with proprietary application software, to measure a wide range of possible member behaviors. These behaviors may include: opening the e-mail message, clicking through to links, forwarding an e-mail message, or clicking through to advertisements and select e-commerce opportunities. This system has been built to be scalable allowing new categories to be brought online without additional programming. In addition, this system is based on member profile data that allows categories and subcategories to be changed to reflect member preferences and lifestyles.

   Tracking individual member activity allows our category managers to measure the effectiveness and interest level of members in our editorial content. At the same time, the tracking systems support the measurement of the effectiveness and efficiency of our advertising and promotional campaigns on behalf of our advertising partners.

 Scalability

   We have designed our technology platform to be user friendly and to significantly scale with additional members. We typically send e-mails in most of our categories to our members on a weekly or bi-weekly basis. Our current operating plan ensures that we will have approximately twice the capacity needed to generate and deliver needed e-mail content during any peak processing load. This assures capacity for growth and unusual fluctuations in e-mail activity. As our member base expands, we are increasing our capacity and replicating our infrastructure to provide increasingly parallel operations. Therefore, we believe there are no practical technology limits to our growth because our distributed framework should ensure that failures are isolated to a small portion of our member base.

 Security

   Our technology incorporates a variety of security techniques to protect confidential member data. We limit member activity, data transmission, and Internet access to our information to the individual member and to authorized company representatives. We monitor and protect all outside access to our resources and data with state-of-the art-technology, and all suspicious activity is logged and analyzed by qualified staff. Our data center is co-hosted at a major third-party Internet data center operation, PSINet, that is constantly monitored and provides both physical and logistical security. This facility provides redundant network connections and redundant connections to power grids and diesel generators to ensure continuous operations. In addition, the facility provides physical security, around-the-clock operations support and monitoring and network diagnostic support as needed.

 Reliability

   Our technology platform uses industry standard technologies to maximize reliability. We ensure hardware reliability by a combination of redundancy at the component level and hot spares for groups of components. We ensure software and data reliability through a variety of processes and quality assurance procedures. We have incorporated standard procedures, including daily database backups, off site storage of critical archives, and incremental backup of ongoing database modifications into our standard operating discipline. Additional reliability is provided by our fault tolerant and redundant platform architecture, which utilizes clustering technology to ensure that Web access to our service is not interrupted by any single machine failure.

Competition


   We face intense competition from both traditional and online advertising and direct marketing businesses. We expect that competition will increase due to the lack of significant barriers to entry in the online advertising market. As we expand the scope of our services, we may compete with an increasing universe of media companies across a widening range of advertising and direct marketing services. Currently, several other companies offer competitive e-mail direct marketing services, including coolsavings.com, MyPoints.com, NetCreations, YesMail.com, Digital Impact and Exactis. We may also face competition from online content providers and list aggregators, as well as established online portals and community Web sites that engage in direct marketing. Additionally, traditional advertising agencies and direct marketing companies may seek to offer online products or services that compete with ours.

   Our ability to compete effectively depends upon many factors, including:

  . the timing and market acceptance of new e-mail categories;

  . the pricing of our services to advertisers;

  . our ongoing ability to demonstrate the effectiveness of our service to advertisers;

  . our ability to increase awareness of the LifeMinders.com brand;

  . our ability to increase our member database;

  . our ability to increase the depth of information in our database by capturing demographic, behavioral and transactional data about our members;

  . the capacity of our technology infrastructure to meet the needs of members and advertisers; and

  . the extent and effectiveness of our sales and marketing efforts and those of our competitors.

   While we believe that we compare favorably to our competitors based on these factors, many of our current competitors and potential new competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. These advantages may allow them to respond more quickly to new or emerging technologies and changes in customer requirements. It may also allow them to engage in more extensive research and development, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies, and make more attractive offers to potential employees, strategic partners and advertisers. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products or services to address the needs of our prospective advertisers and advertising agency customers. As a result, it is possible that new competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of our market share.

Intellectual Property and Proprietary Rights

   Our success and ability to compete are substantially dependent on our internally developed technologies and trademarks, which we seek to protect through a combination of patents, copyrights, trade secrets and trademarks. We have one registered patent. We regularly enter into confidentiality or license agreements with our employees, consultants and corporate and strategic partners and generally seek to control access to and distribution of our documentation and other proprietary information. We pursue the registration of our trade and service marks in the United States and internationally. We have registered trademarks for "MinderSoft," "HomeMinder," "EntertainmentMinder" and "GrowthMinder" in the United States and have filed 22 trademark applications in the United States, including the name and logo for "LifeMinders.com" and "backslashSanity." Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are distributed or made available through the Internet, and policing unauthorized use of our proprietary information is difficult.

Current and Potential Government Regulation

 Privacy Issues

   The Federal Trade Commission, or FTC, adopted regulations effective, April 21, 2000, regarding the collection and use of personal identifying information obtained from individuals when accessing Web sites, with particular emphasis on access by minors. These regulations include requirements that companies establish certain procedures prior to April 21, 2000, among other things:

  . give adequate notice to consumers regarding information collection and disclosure practices;

  . provide consumers with the ability to have personal identifying information deleted from a company's database;

  . provide consumers with access to their personal information and with the ability to rectify inaccurate information;

  . clearly identify affiliations or a lack of affiliations with third parties that may collect information or sponsor activities for a services membership; and

  . obtain express parental consent prior to collecting and using personal identifying information obtained from children under 13 years of age.

   These regulations also include enforcement and redress provisions. We are currently implementing programs designed to comply with these regulations. We believe, based upon information provided by 38.4% of our current members, that less than 5% of our members are under the age of 13. We do not believe that these regulations will result in significant additional costs or that they will materially affect our ability to obtain new members.

   The FTC has also begun investigations into the privacy practices of companies that collect information on the Internet. One investigation resulted in a consent decree pursuant to which an Internet company agreed to establish programs to implement the principles noted above. We may become subject to a similar investigation, or the FTC's regulatory and enforcement efforts may adversely affect our ability to collect demographic and personal information from members. This, in turn, could have an adverse effect on our ability to provide highly targeted opportunities for advertisers and electronic commerce marketers.

   The European Union, or EU, has adopted a directive that imposes restrictions on the collection and use of personal data. Under the directive, EU citizens are guaranteed rights to access their data, to know where the data originated, to have inaccurate data corrected, to recourse in the event of unlawful processing and to withhold permission to use their data for direct marketing. The directive could, among other things, affect U.S. companies that collect information over the Internet from individuals in EU member countries, and may impose restrictions that are more stringent than current Internet privacy standards in the United States. In particular, companies with offices located in EU countries will not be allowed to send personal information to countries that do not maintain adequate standards of privacy. The directive does not, however, define what standards of privacy are adequate. As a result, the directive may adversely affect the activities of entities like us that engage in data collection from users in EU member countries.

 Internet Taxation

   There are currently pending a number of legislative proposals at the federal, state and local level, and by certain foreign governments, that would impose additional taxes on the sale of goods and services over the Internet and certain states already have taken measures to tax Internet-related activities. Although Congress recently placed a three-year moratorium on state and local taxes on Internet access or on discriminatory taxes on e-commerce, existing state or local laws were expressly excepted from this moratorium. Further, once this moratorium is lifted, one or more federal and/or state taxes may be imposed upon Internet commerce. This legislation, or other attempts at regulating commerce over the Internet, may substantially impede the growth of commerce on the Internet and, therefore, adversely affect our opportunity to derive financial benefit from those activities.

Jurisdictions

   Although our e-mail transmissions over the Internet originate primarily in Virginia, due to the global nature of the Internet, it is possible that the governments of other states, the federal government and governments of foreign countries might attempt to regulate our transmissions or prosecute us for purported violations of their laws. These laws may be modified, or new laws enacted, in the future. Any of the foregoing developments could harm our business, results of operations and financial condition. In addition, as our service is available over the Internet in multiple states and foreign countries, these jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each of these states or foreign countries. We are qualified to do business only in Delaware and Virginia, and our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to penalties and could result in our inability to enforce contracts in these jurisdictions.

Employees

   As of December 31, 1999, we employed 90 people, including 36 in sales and marketing, 24 in technology and production, 17 in member experience/marketing and analysis, and 13 in support, administration, finance, management and human resources. All employees except 3 are full-time. We believe that we maintain good relations with our employees.

   The following table sets forth certain information concerning our executive officers:

             Name           Age                     Position
             ----           ---                     --------
   Stephen R. Chapin, Jr...  36 President, Chief Executive Officer and Chairman
                                of the Board of Directors
   John A. Chapin..........  34 Senior Vice President, Member Experience,
                                Secretary
   Joseph S. Grabias.......  50 Vice President and Chief Financial Officer
   David N. Mahony.........  39 Vice President and Chief Operating Officer
   Harry A. Layman.........  42 Vice President, Engineering and Chief
                                Technology Officer
   Mark F. Bryant..........  35 Vice President, Business Development and
                                Advertising Sales
   David C. Meade..........  26 Vice President, Member Acquisition
   Timothy D. Hanlon.......  42 Vice President, Marketing and Communications
   Michael N. Brown........  29 Vice President, Marketing Analysis
   Thomas Stockmeyer.......  40 Vice President, Sales Administration

   Stephen R. Chapin, Jr. co-founded LifeMinders.com in August 1996 and has served as our President, Chief Executive Officer and Chairman of the Board since August 1996. Prior to founding LifeMinders.com, from September 1995 to October 1996, Mr. Chapin served as a Vice President at First USA Bank. From September 1993 to September 1995, Mr. Chapin was a management consultant at McKinsey & Company. From 1985 to 1990, Mr. Chapin served in the U.S. Navy, as the Secretary of the Navy's liaison to Congress and as a naval engineering and weapons officer. Mr. Chapin graduated from the U.S. Naval Academy and received his Masters in Business Administration from the Harvard Business School.

   John A. Chapin co-founded LifeMinders.com in August 1996 and has served as our Senior Vice President, Member Experience since August 1999. Prior to co-founding LifeMinders.com, from September 1996 to July 1997, Mr. Chapin worked in system sales to large corporate clients at Otis Elevator, an elevator maintenance company. From July 1995 to September 1995, Mr. Chapin served as a financial analyst at Allied Signal. Mr. Chapin graduated from Georgetown University and received his Masters in Business Administration from the University of Virginia, Darden Graduate School of Business Administration.

   Joseph S. Grabias joined LifeMinders.com in August 1999 as Vice President and Chief Financial Officer. Prior to joining LifeMinders.com, from October 1997 to July 1999, Mr. Grabias was the Vice President and Chief Financial Officer of Comm Site International, Inc., a provider of tower related services to the U.S. wireless communications industry. Mr. Grabias was the Chief Financial Officer and Vice President at KMR Power Corporation from January 1994 to September 1997. Prior to working for KMR Power Corporation, Mr. Grabias was a self-employed business consultant for seven years. Mr. Grabias graduated from the University of Notre Dame and received his Masters in Business Administration from Case Western Reserve University.

   David N. Mahony joined LifeMinders.com in November 1999 as Vice President and Chief Operating Officer. Prior to joining LifeMinders.com, from June 1994 to November 1999, Mr. Mahony was the Senior Vice President, Finance--Pricing and Management Information Systems at First USA, Inc., a financial services company. Prior to working at First USA, from December 1988 to June 1994, Mr. Mahony was a Project/Process Design Engineer at E.I. Dupont de Nemours & Co., Inc. Mr. Mahony graduated from Clemson University and received his Masters of Business Administration from the University of Delaware.

   Harry A. Layman has served as our Vice President, Engineering and Chief Technology Officer since March 1999. Prior to joining LifeMinders.com, Mr. Layman was Executive Director of Software Services at The College Board, an educational association which provides financial aid services and software. Mr. Layman joined The College Board in January 1996 upon its acquisition of Virginia Software Inc., a software development firm that Mr. Layman founded in January 1986. Prior to founding Virginia Software, Inc., Mr. Layman worked in servicing systems and in strategic planning at Sallie Mae and was a consultant with Arthur Young & Company. Mr. Layman graduated from Columbia University and received his Master of Science in Technology of Management from the American University, Graduate School of Management.

   Mark F. Bryant has served as our Vice President, Business Development and Advertising Sales, since May 1998. Prior to joining LifeMinders.com, Mr. Bryant served as Chief Operating Officer and Senior Vice President of Marketing and Sales of System Dynamics, Inc., a database management and targeted direct communications company, which he joined in 1988. Prior to working at System Dynamics, Inc., Mr. Bryant was involved in political fundraising and was active in national and state politics. Mr. Bryant holds an undergraduate degree from the University of Virginia.

   David C. Meade has served as our Vice President, Member Acquisition, since June 1999 and served as Product Manager from April 1998 to June 1999. Previously, from June 1996 to April 1998, Mr. Meade worked as a consultant at Price Waterhouse LLP (now PricewaterhouseCoopers LLP). He was the Chief Operating Officer of an independent franchise from May 1995 to September 1995. Mr. Meade holds an undergraduate degree from Dickinson College.

   Timothy D. Hanlon has served as our Vice President, Marketing and Communications, since July 1999. Prior to joining LifeMinders.com, from July 1997 to May 1999, Mr. Hanlon was the President of Van Bueren International where he served as the head of marketing and communications at America's Promise, a national non-profit organization led by retired General Colin Powell. From September 1995 to July 1997, Mr. Hanlon was an Account Director at Bozell Worldwide, and from June 1993 to September 1995 he served as President and CEO of the Buoniconti Fund to Cure Paralysis, Inc., a $38 million campaign to build a new research facility for the Miami Project. Prior to that, Mr. Hanlon was an Account Manager at Saatchi & Saatchi Advertising. Mr. Hanlon graduated from St. John's University, received his Master of Arts degree from Georgetown University and holds a degree from the Institute of Advanced Advertising Studies.

   Michael N. Brown joined LifeMinders.com in May 1999 and has served as our Vice President, Marketing Analysis since November 1999. From 1995 to April 1999, Mr. Brown served as a Vice President of Marketing Analysis for First USA, Inc. Prior to that, Mr. Brown worked as a statistical analyst at Chase Manhattan Bank. Mr. Brown graduated from Rutgers University and received his Master of Arts in Mathematics and Operations Research from Pennsylvania State University.

   Thomas Stockmeyer has served as our Vice President, Sales Administration, since December 1999. Prior to joining LifeMinders.com, Mr. Stockmeyer served as Regional Vice President and Director, Service Sales, of Inacom Corporation, a provider of annuity service contracts, which he joined in 1995. Prior to working at Inacom Corporation, he served as Manager, National Sales Division of AmeriData from 1994 to 1995. Mr. Stockmeyer graduated from Southeastern Louisiana University and received his Masters in Business Administration from Kennesaw State University.

ITEM 2. PROPERTIES.

   Our corporate headquarters facility consists of approximately 19,000 square feet of office space at three locations in Herndon, Virginia. The lease for 13,000 square feet expires in 2004, the lease for 4,500 square feet expires in August 2000 and the lease for 1,500 square feet expires in December 2000. We believe that this existing space will meet out space requirements for the near future but that we will likely require additional space in late 2000.

ITEM 3. LEGAL PROCEEDINGS.

   As of December 31, 1999, we were not a party to any material litigation.

   However, on February 4, 2000, the Company was sued for breach of contract and misappropriation of trade secrets. The lawsuit alleges that the Company breached the terms of a Non-Disclosure Agreement and used confidential business information in the development of a new service offering. The Company denies the allegations, believes they are without merit and intends to defend the lawsuit vigorously. The Company believes that the outcome of the lawsuit will not have a material impact on the operations, financial position or cash flows of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

   Our common stock has been quoted on the Nasdaq National Market under the symbol "LFMN" since our initial public offering on November 19, 1999. Prior to the initial public offering, there had been no public market for our common stock. The following table lists the high and low per share sales prices for our common stock as reported by the Nasdaq National Market for the periods indicated:

   Fiscal 1999                                                      High   Low
   -----------                                                     ------ ------
   Fourth Quarter (November 19 to December 31, 1999).............. $62.50 $15.00

   As of December 31, 1999, there were 20,299,039 shares of our common stock outstanding held by 56 stockholders of record.

   We have never declared or paid cash dividends on our capital stock. The Company currently intends to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future. Future dividends, if any, will be determined by our Company's Board of Directors.

   During fiscal 1999, we issued an aggregate 112,500 shares of our common stock to employees pursuant to exercises of stock options (with exercise prices of $.80 per share) under our 1998 Stock Option Plan which were deemed exempt from registration under Section 5 of the Securities Act of 1933 in reliance upon Rule 701 thereunder and 1999 Stock Incentive Plan which were registered pursuant to a Registration Statement on Form S-8. The recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof and appropriate legends were affixed to the share certificates issued in each such transaction.

ITEM 6. SELECTED FINANCIAL DATA.

   The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Item 7 of our financial statements and the notes to those statements included in Item 14 of this Form 10-K.

                                Period
                                 from
                              August 9,
                              1996 (Date
                                  of
                              Inception)
                                  to           Year Ended December 31,
                               December   ------------------------------------
                               31, 1996     1997        1998          1999
                              ----------  ---------  -----------  ------------
Statement of Operations
 Data:
Revenue:
  Advertising...............  $     --    $  67,126  $    56,750  $  9,446,149
  Opt-in....................        --          --           --      4,573,336
                              ---------   ---------  -----------  ------------
    Total revenue...........        --       67,126       56,750    14,019,485
Cost of revenue.............        --       37,249       59,472       965,711
                              ---------   ---------  -----------  ------------
Gross margin (loss).........        --       29,877       (2,722)   13,053,774
                              ---------   ---------  -----------  ------------
Operating expenses:
  Sales and marketing.......     15,965     147,325      868,706    38,416,266
  Research and development..      9,800     240,498      373,788     1,824,518
  General and
   administrative...........      9,308     127,132      726,505     4,326,594
  Stock-based compensation..        --          --           --        625,042
                              ---------   ---------  -----------  ------------
    Total operating
     expenses...............     35,073     514,955    1,968,999    45,192,420
                              ---------   ---------  -----------  ------------
Loss from operations........    (35,073)   (485,078)  (1,971,721)  (32,138,646)
Interest income, net........        --        5,978       24,515       529,124
                              ---------   ---------  -----------  ------------
Net loss....................    (35,073)   (479,100)  (1,947,206)  (31,609,522)
Accretion on mandatorily
 redeemable convertible
 preferred stock............        --          --      (157,037)   (1,155,417)
                              ---------   ---------  -----------  ------------
Net loss available to common
 stockholders...............  $ (35,073)  $(479,100) $(2,104,243) $(32,764,939)
                              =========   =========  ===========  ============
Basic and diluted net loss
 per common share...........  $   (0.04)  $   (0.19) $     (0.64) $      (6.26)
                              =========   =========  ===========  ============
Weighted average common
 shares outstanding
 (basic and diluted)........    798,220   2,530,228    3,275,000     5,230,826
                              =========   =========  ===========  ============
                                              December 31,
                              ------------------------------------------------
                                 1996       1997        1998          1999
                              ----------  ---------  -----------  ------------
Balance Sheet Data:
Cash and cash equivalents...  $     163   $ 792,553  $   232,073  $ 55,524,189
Working capital (deficit)...    (25,073)    744,067     (245,267)   60,628,774
Total assets................        163     797,152      278,301    76,857,184
Mandatorily redeemable
 convertible preferred
 stock......................        --      866,338    2,023,375           --
Stockholders' equity
(deficit)...................  $ (25,073)  $(117,672) $(2,222,414) $ 65,676,937

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   The following discussion should be read in conjunction with the consolidated financial statements and related notes which appear in Item 14 of this Form 10-
K. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and in the section entitled "Risk Factors" of this Form 10-K.

Overview

   We provide online direct marketing opportunities to our advertising partners by delivering personalized e-mail messages to our members. Our e-mail messages contain helpful reminders and tips that enable our members to better organize and manage their busy lives. Our proprietary information about our members and highly-precise targeting capabilities provide our advertising partners the opportunity to more effectively reach their target audiences.

   We were incorporated in Maryland on August 9, 1996 ("Date of Inception") under the name of MinderSoft, Inc. In January 1999, we changed our name to LifeMinders.com, Inc. We reincorporated in Delaware on July 2, 1999. From 1996 to 1998, we entered into arrangements with national retailers to distribute our reminder products in software form on disk. In late 1998, we revised our strategy to become an online direct marketing company that provides personalized content and advertisements via e-mail to a community of members. Given this significant shift in strategy in late 1998, the historical financial condition and results of operations prior to 1999 do not necessarily reflect our business as it is currently being conducted and are not material. See "Business" for a more comprehensive discussion.

Revenue

   Since the beginning of calendar year 1999, we have generated revenue primarily through advertising and opt-in services. Our advertising revenue is subject to the effects of seasonality. If purchasing patterns or timing of purchasing by advertisers were to change, our operations and quarter-to-quarter comparisons could be materially affected.

 Advertising

   Our advertising arrangements consist primarily of advertisements that are displayed within our e-mails. Generally, advertisers pay us and we recognize revenue on a per e-mail basis, based on the number of e-mails delivered to our members in which the advertisements are displayed. From time to time, we may guarantee a minimum number of e-mails to be delivered containing an advertisement directed at a specific group. Under these contracts, we are not required to forfeit fees received for e-mails previously delivered. We have historically fulfilled our guaranteed minimum number of e-mails and have not had any disputes with advertisers regarding the guaranteed minimum number of e-mails. Currently, there are no contracts that have a guaranteed minimum number of e-mails that will generate a material amount of revenues. We may also guarantee a minimum number of sales orders for the advertiser based on the e-mails delivered. Under these contracts we defer all revenue until notification is received from the advertiser that the minimum number of sales orders have been achieved by the advertiser. Our advertising contracts generally have average terms ranging from one to six months. In addition, we may provide advertisers the opportunity for the exclusive right to sponsor advertisements within a specific e-mail category for a specified period of time for a fixed fee. Under these contracts we recognize revenue during the period the advertisement is displayed in our e-mails since there is no obligation to provide a minimum number of e-mails for that individual advertiser.

   Advertising revenue also includes barter transactions, where we exchange advertising space on our e-mails for reciprocal advertising space or traffic on other Web sites. Revenue from these barter transactions is recorded at the estimated fair value of the advertisements delivered and is recognized when the advertisements are included in our e-mails. No gain or loss results from these barter transactions as the revenue recognized equals the advertising costs incurred. For the year ended December 31, 1999, barter revenue was less than 2% of net revenues. We did not enter into barter transactions prior to 1999.

 Opt-in Services

   Revenue is recognized when members affirmatively respond to the advertisers' newsletters and other promotions offered during our sign up process. We derive revenue from our opt-in services through fees that our opt-in advertising partners pay. We record revenue net of estimated duplicate member responses to our opt-in partners' newsletters and other promotions.

   Duplicate member responses are names we provide to opt-in advertising partners for which our members have previously registered either through our sign up process or with our opt-in advertising partners directly. For the year ended December 31, 1999, revenue was recorded net of approximately $618,000 for estimated duplicate member responses to our opt-in partners' newsletters and other promotions.

Expenses

 Cost of Revenue

   Cost of revenue consists of salaries, employee benefits and related expenses of our Member Experience personnel, fees paid to freelance writers of our content and depreciation of the computer equipment necessary to run our service. We believe that a significant increase in these expenses will be necessary as we expand the number of e-mail categories offered to our members.

 Sales and Marketing

   Sales and marketing expenses include salaries, sales commissions, employee benefits, travel and related expenses of our direct sales force, advertising and promotional expenses, marketing, and sales support functions. In an effort to increase our revenue, member base and brand awareness, we expect to increase significantly the amount of spending on sales and marketing over the next year. Marketing costs associated with increasing our member base, which to date have been minimal, are expensed in the period incurred.

 Research and Development

   Research and development costs include expenses for the development of new or improved technologies designed to enhance the performance of our service, including the salaries and related expenses for our engineering department, as well as costs for contracted services, content facilities and equipment. We believe that a significant level of product development activity is necessary for our business and intend to increase significantly the amount of spending to fund this activity.

 General and Administrative

   General and administrative expenses include salaries, employee benefits and expenses for our executive, finance, legal and human resources personnel. In addition, general and administrative expenses include fees for professional services and occupancy costs. We expect general and administrative expenses to increase in absolute dollars, in part due to the costs associated with being a public company.

   We do not currently anticipate that inflation will have a material impact on our cash flows or results of operations.

 Stock-Based Compensation

   In connection with the grant of stock options to employees during the year ended December 31, 1999, we recorded total deferred compensation of approximately $5.7 million as a reduction to stockholders' equity (deficit). This deferred compensation represented the difference between the estimated fair value of our common stock and the exercise price of these options at the date of grant prior to our Initial Public Offering. We are amortizing this amount over the vesting periods of the applicable options.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

   Revenue. Revenue increased 24,604% from approximately $57,000 for the year ended December 31, 1998 to approximately $14.0 million for the year ended December 31, 1999. Advertising revenue increased approximately $9.4 million and opt-in revenue increased approximately $4.6 million. The increase in revenue was the result of our decision to revise our strategy from entering into arrangements with national retailers as distributors of our software-based product to an online direct marketing service that provides personalized content and advertisements via e-mail.

   Cost of revenue. Cost of revenue increased 1,524% from approximately $59,000 for the year ended December 31, 1998 to approximately $966,000 for the year ended December 31, 1999. Our cost of revenue for the year ended December 31, 1999 primarily consisted of expenses related to the maintenance of existing member profiles, the expansion of e-mail categories and depreciation of the computer systems necessary to operate our service. The increase in cost of revenue was the result of our decision to revise our strategy from entering into arrangements with national retailers as distributors of our software-based product to an online direct marketing service that provides personalized content and advertisements via e-mail.

   Sales and marketing. Sales and marketing expenses increased 4,322% from approximately $869,000 for the year ended December 31, 1998 to approximately $38.4 million for the year ended December 31, 1999. This increase was primarily the result of a major expansion in our efforts to acquire new members through the purchase of banner advertisements and similar services on the Web, the increase in our sales and marketing staff, in increase in sales commissions related to the increase in revenue and an increase in advertising of our service.

   Research and development. Research and development expenses increased 388% from approximately $374,000 for the year ended December 31, 1998 to approximately $1.8 million for the year ended December 31, 1999. This increase was primarily attributable to our continued research and development of our service, expansion of technical personnel and related recruiting fees, and an increase in professional services to house the computer network required to operate our service.

   Stock based compensation. In connection with the grant of stock options to employees during the year ended December 31, 1999, we recorded total deferred compensation of approximately $5.7 million as a reduction of stockholders' equity (deficit). This deferred compensation represented the difference between the estimated fair value of our common stock and the exercise price of these options at the date of grant. We are amortizing this amount over the vesting periods of the applicable options resulting in an expense of approximately $625,000 for the year ended December 31, 1999. Annual amortization of deferred stock compensation for stock options granted at December 31, 1999, is approximately $1.4 million, $1.4 million, $1.4 million and $800,000, for the years ending December 31, 2000, 2001, 2002 and 2003, respectively.

   Interest income, net. Interest income, net increased 2,058% from approximately $25,000 for the year ended December 31, 1998 to approximately $529,000 for the year ended December 31, 1999. This increase was due primarily to an increase in funds available for investment in short term investments during the year ended December 31, 1999 as compared to the year ended December 31, 1998. The majority of the increase in funds was attributable to the approximately $61.7 in net proceeds from our initial public offering in November 1999.

   Interest expense for the years ended December 31, 1998 and 1999 was immaterial.

   Income taxes. No income tax benefits have been recorded for any of the periods presented. We have provided a full valuation allowance on our deferred tax assets, consisting primarily of net operating loss carryforwards, because of the uncertainty regarding their potential realization.

   Accretion on mandatorily redeemable convertible preferred stock. Accretion on mandatorily redeemable convertible preferred stock increased 636% from approximately $157,000 for the year ended December 31, 1998 to approximately $1.2 million for the year ended December 31, 1999. The preferred stock carrying value for cumulative dividends and a portion of direct issuance costs on Series A, Series B, Series C, Series D and Series E preferred stock resulted in the increase. During the year ended December 31, 1998, only shares of Series A and Series B preferred stock were outstanding. During the year ended December 31, 1999, shares of Series A, Series B, Series C, Series D and Series E preferred stock were all outstanding for a portion of the year. All shares of Series A, Series B, Series C, Series D and Series E preferred stock were converted into common stock concurrent with the our initial public offering in November 1999.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

   Revenue. Our revenue decreased 16% from approximately $67,000 for the year ended December 31, 1997 to approximately $57,000 for the year ended December 31, 1998. Revenues for this period were all from advertising. No opt-in revenues were recorded during these periods. Revenue during these periods was generated from our software-based products. The decrease in revenue was also the result of our decision to revise our strategy from entering into arrangements with national retailers as distributors of our software-based products to an online direct marketing service that provides personalized content and advertisements via e-mail.

   Cost of revenue. Cost of revenue increased 60%, from approximately $37,000 for the year ended December 31, 1997 to approximately $59,000 for the year ended December 31, 1998. This increase was primarily the result of expenses incurred to continue to develop the content of our software-based products.

   Sales and marketing. Sales and marketing expenses increased 490% from approximately $147,000 for the year ended December 31, 1997 to approximately $869,000 for the year ended December 31, 1998. This increase was primarily the result of our expansion of sales and marketing personnel and related travel, commission and contractor expenses.

   Research and development. Research and development expenses increased 55% from approximately $240,000 for the year ended December 31, 1997 to approximately $374,000 for the year ended December 31, 1998. This increase was primarily attributable to growth in the number of research and development personnel and the use of an outside vendor to house and maintain the host servers that support our Web site.

   General and administrative. General and administrative expenses increased 472% from approximately $127,000 for the year ended December 31, 1997 to approximately $727,000 for the year ended December 31, 1998. Representative of our growth and expansion, this increase resulted from increases in rent, utilities, employee fringe benefit expenses and office supplies and the establishment of an administrative support and finance function in the company.

   Interest income, net. Interest income, net increased 310% from approximately $6,000 for the year ended December 31, 1997 to approximately $25,000 for the year ended December 31, 1998. This increase was due primarily to an increase in available funds for investment in short term investments during 1998 as compared to 1997. As discussed in the notes to the financial statements, we raised $1 million in a preferred stock private financing during November 1997 and an additional $1 million in June 1998 from the exercise of preferred stock warrants. The amount of interest income fluctuates based upon the amount of funds available for investment and prevailing interest rates.

   Accretion on mandatorily redeemable convertible preferred stock. Accretion on mandatorily redeemable convertible preferred stock increased approximately $157,000, or 100% from the year ended December 31, 1997 as a result of the increase in the preferred stock carrying value for cumulative dividends and a portion of direct issuance costs on Series A and Series B preferred stock.

Quarterly Results of Operations

   The following table sets forth unaudited quarterly statement of operations data for the four quarters of 1998 and 1999. We derived this data from unaudited financial statements, and, in the opinion of our management, they include all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial results for the periods. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

                         March 31,  June 30,   Sept. 30,  Dec. 31,    March 31,    June 30,     Sept. 30,     Dec. 31,
                           1998       1998       1998       1998        1999         1999         1999          1999
                         ---------  ---------  ---------  ---------  -----------  -----------  -----------  ------------
Revenue:
 Advertising...........  $     --   $     --   $  26,750  $  30,000  $    10,024  $   886,065  $ 3,168,873  $  5,381,187
 Opt-in................        --         --         --         --        13,298      532,834    1,368,399     2,658,805
                         ---------  ---------  ---------  ---------  -----------  -----------  -----------  ------------
   Total revenue.......        --         --      26,750     30,000       23,322    1,418,899    4,537,272     8,039,992
Cost of revenue........      1,847      9,927     18,726     28,972       98,514      147,399      225,994       493,804
                         ---------  ---------  ---------  ---------  -----------  -----------  -----------  ------------
Gross margin (loss)....     (1,847)    (9,927)     8,024      1,028      (75,192)   1,271,500    4,311,278     7,546,188
Operating expenses:
 Sales and marketing...     82,242    248,700    260,417    277,347    1,081,501    5,158,985   10,224,520    21,951,260
 Research and
  development..........     77,208    114,856     93,720     88,004      220,075      305,357      487,171       811,915
 General and
  administrative.......    121,101    146,427    218,106    240,871      259,702      747,572    1,331,510     1,987,810
 Stock based
  compensation.........        --         --         --         --        11,055       88,293      169,323       356,371
                         ---------  ---------  ---------  ---------  -----------  -----------  -----------  ------------
   Total operating
    expenses...........    280,551    509,983    572,243    606,222    1,572,333    6,300,207   12,212,524    25,107,356
                         ---------  ---------  ---------  ---------  -----------  -----------  -----------  ------------
Loss from operations...   (282,398)  (519,910)  (564,219)  (605,194)  (1,647,525)  (5,028,707)  (7,901,246)  (17,561,168)
Interest income, net...      8,043      5,530      8,977      1,965       22,780       45,443       56,014       404,887
                         ---------  ---------  ---------  ---------  -----------  -----------  -----------  ------------
Net loss...............   (274,355)  (514,380)  (555,242)  (603,229)  (1,624,745)  (4,983,264)  (7,845,232)  (17,156,281)
Accretion on
 mandatorily redeemable
 convertible preferred
 stock.................    (28,537)   (31,426)   (48,537)   (48,537)    (100,046)    (131,576)    (432,755)     (491,040)
                         ---------  ---------  ---------  ---------  -----------  -----------  -----------  ------------
Net loss available to
 common stockholders...  $(302,892) $(545,806) $(603,779) $(651,766) $(1,724,791) $(5,114,840) $(8,277,987) $(17,647,321)
                         =========  =========  =========  =========  ===========  ===========  ===========  ============

Seasonality and Quarterly Fluctuations in Operating Results

   We believe that our revenue will be subject to seasonal fluctuations as a result of general patterns of retail advertising and marketing and consumer purchasing, which are typically higher during the fourth calendar quarter and lower in the following quarter. In addition, expenditures by advertisers and marketers tend to be cyclical, reflecting overall economic conditions and consumer buying patterns. Due to these and other factors, we believe that quarter-to-quarter comparisons of our operating results may not be meaningful and you should not rely upon them as an indication of our future performance.

Recent Events

   On October 21, 1999, we approved a 5 for 4 common stock split, effective November 17, 1999. The conversion ratio of the mandatorily redeemable convertible preferred stock was adjusted from a 1 for 1 conversion ratio to a 5 for 4 conversion ratio in connection with the stock split. Our financial statements, including all share and per share data, have been retroactively restated to reflect the 5 for 4 common stock split for all periods presented.

   On February 8, 2000 we completed our secondary public offering of 2,767,500 shares of common stock at a public offering price of $33.00 per share and raised net proceeds of approximately $86.1 million.

   From time to time, the Company evaluates certain acquisition transactions. No acquisition transactions are probable of occurring at the current time.

Liquidity and Capital Resources

   We have funded our operations since the Date of Inception primarily through the private placement of preferred equity securities, through which we raised net proceeds of $36.9 million, and our initial public offering in November 1999, through which we raised net proceeds of $61.7 million. As discussed in the Notes to the financial statements, we raised $1.0 million in June 1998 from the exercise of preferred stock warrants. We raised an additional amount of approximately $3.9 million in a preferred stock private financing in January 1999, approximately $10.5 million in a preferred stock private financing in May 1999 and approximately $20.6 million in a preferred stock private financing in September 1999. We have also financed our operations through equipment financing through Imperial Bank. As of December 31, 1999, we had approximately $55.5 million of cash and cash equivalents and approximately $2.0 million of marketable securities. Outstanding equipment financing at December 31, 1999 totaled approximately $155,000. The outstanding principal balance of the equipment financing must be repaid in equal monthly installments through November 10, 2001.

   Net cash used in operating activities was approximately $428,000 for the year ended December 31, 1997, approximately $1.5 million for the year ended December 31, 1998 and approximately $35.5 million for the year ended December 31, 1999. Cash used in operating activities for the year ended December 31, 1997 was primarily the result of net losses. Cash used in operating activities for the year ended December 31, 1998 was primarily the result of net losses, which were partially offset by increases in deferred revenue. Cash used in operating activities for the year ended December 31, 1999 resulted from net losses and increases in accounts receivable and prepaid expenses, which were partially offset by increases in accounts payable and accrued expenses. During the year ended December 31, 1999, we entered into various agreements for future advertising which aggregate approximately $25.7 million in commitments. As of December 31, 1999, we had prepaid approximately $6.3 million in connection with these agreements.

   Net cash used in investing activities was approximately $5,000 for the year ended December 31, 1997, approximately $50,000 for the year ended December 31, 1998 and approximately $6.2 million for the year ended December 31, 1999. Cash used in investing activities for the years ended December 31, 1997 and December 31, 1998 was related to purchases of property and equipment. Cash used in investing activities for the year ended December 31, 1999 was related to the purchases of property and equipment and the purchases of marketable securities. The increase in the year ended December 31, 1999 is attributable to the purchase of substantial computer equipment needed to maintain our database and deliver targeted e-mails to our rapidly growing member base.

   Net cash provided by financing activities was approximately $1.2 million for the year ended December 31, 1997, approximately $1.0 million for the year ended December 31, 1998 and approximately $97.0 million for the year ended December 31, 1999. Cash provided by financing activities for the years ended December 31, 1997 and 1998 resulted almost entirely from sales of preferred stock. Cash provided by financing activities for the year ended December 31, 1999 resulted from the sale of preferred stock and the sale of common stock in our initial public offering in November 1999. Concurrent with the initial public offering, all series of preferred stock were converted into 1.25 shares of our common stock. As of December 31, 1999, there were 2,688,177 options outstanding with a weighted-average exercise price of $7.55. This may result in substantial dilution in the future.

   While we do not have any commitments for capital expenditures, we anticipate that we will continue to experience significant capital expenditures consistent with our anticipated growth in our member base. We anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future and that our operating expenses will be a material use of our cash resources. Also, we anticipate substantial expenditures and use of cash resources in our efforts to acquire new members. We believe that our existing cash, cash equivalents and available credit facilities, will be sufficient to meet our anticipated cash needs for working capital, member acquisition expenses and capital expenditures for the foreseeable future.

Year 2000 Compliance

   Prior to January 1, 2000, there was a great deal of concern regarding the ability of computers to adequately recognize 21st century dates from 20th century dates due to the two-digit date fields used by many systems. Most reports to date, however, are that computer systems are functioning normally and the compliance and remediation work accomplished leading up to 2000 was effective to prevent any problems. Computer experts have warned that there may still be residual consequences of the change in centuries.

   We are a comparatively new enterprise, and, accordingly, the majority of software and hardware we use to manage our business has all been purchased or developed by us within the last 24 months. While this does not uniformly protect us against Year 2000 exposure, we believe our exposure is limited because the information technology we use to manage our business is not based upon legacy hardware and software systems. Generally, hardware and software designed within the current decade and the past several years in particular has given greater consideration to Year 2000 issues. All of the software code we have internally developed to manage our network and infrastructure is written with four digits to define the applicable year.

   We rely on software and hardware developed by third parties both for our network and internal information systems and third party network infrastructure providers to gain access to the Internet. We did not test any third-party software or hardware to determine Year 2000 compliance. We have, however, reviewed certifications from our key suppliers of hardware and networking equipment for our data centers that this hardware and networking equipment are Year 2000 compliant. Additionally, we have reviewed certifications from the providers of key software applications for our internal operations that their software is Year 2000 compliant. We intend to work with these providers to address the Year 2000 issue and continue to seek assurances from them that their products are Year 2000 compliant.

   If we, our third-party providers of hardware and software or our third-party network providers fail to remedy any Year 2000 issues, the result could be lost revenue, increased operating costs, the loss of customers and other business interruptions, any of which could harm our business. Moreover, the failure to adequately address Year 2000 compliance issues in our products and systems could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time consuming to defend.

   The most reasonably likely worst case scenario for us involving Year 2000 issues would include disruptions to Internet communications and connectivity for a period of time due to failures in hardware and software components that operate in a degraded state or not at all due to the Year 2000 transition. We have chosen our Internet connectivity partners, equipment and co-location service providers to insure that we have at all times multiple connection points to the Internet. In the event of failure of all connectivity paths, or all equipment connectivity, sign-up processing will be temporarily unavailable and end user behaviors will not be recorded during such an interval. Extended outages will be addressed by repositioning our system on new, readily available off-the-shelf computer systems and components at an alternative location. We can install, configure and establish such a reconstructed site, including restoration of off-site data backups and e-mail capacity, in less than 48 hours.

   We have not yet developed any specific contingency plans. The results of our testing and the responses received from third-party vendors and service providers will be taken into account in determining the nature and extent of any contingency plans.

Recent Accounting Pronouncements

   In June 1998, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." The statement requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the planned use of the derivative and the resulting designation. In July 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-- Deferral of the Effective Date of Financial Accounting Standards No. 133" was issued. SFAS 137 deferred the effective date of SFAS 133 from fiscal years beginning after June 15, 1999 to all fiscal years beginning after June 15, 2000. Because we do not currently hold any derivative instruments and do not engage in hedging activities, we believe the impact of the adoption of SFAS No. 133 will not have a material impact on our financial position, results of operations or cash flows.

                                  RISK FACTORS

   In addition to the other information in this Form 10-K, the following factors should be carefully considered in evaluating LifeMinders.com and our business. The risks and uncertainties described below are not the only ones facing our company and there may be additional risks that we do not presently know of or that we currently deem immaterial. All of these risks may impair our business operations. This document also contains forward-looking statements that involve risks and uncertainties and actual results may differ materially from the results we discuss in the forward-looking statements. If any of the following risks actually occur, our business, financial condition, cash flow or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

We have incurred significant losses, we expect losses for the foreseeable future, and we may never become profitable.

   We have not achieved profitability in any previous quarter and expect to continue to incur operating losses for the foreseeable future. As of December 31, 1999, we had an accumulated deficit of approximately $34.1 million. We incurred net losses of approximately $0.5 million, $1.9 million and $31.6 million for the years ended December 31, 1997, 1998 and 1999, respectively. Although our revenue has grown in recent quarters, we cannot be certain that we will be able to sustain these growth rates or that we will realize sufficient revenue to achieve profitability. We also expect to incur significant product development, sales and marketing and administrative expenses and, as a result, we expect to continue to incur losses. We will need to generate significant revenue to achieve profitability. We plan to increase our operating expenses as we continue to acquire new members, build infrastructure and create brand awareness. If our revenue growth is slower than we anticipate or our operating expenses exceed our expectations, our losses will significantly increase. Moreover, even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Due to our limited operating history we may fail to manage our expansion and expected growth effectively which could strain our resources and could impair the expansion of our business.

   Although we have continued to expand our member base, if we fail to manage our growth effectively this could adversely affect our ability to attract and retain our members and advertising partners. We have increased the scope of our operations and have increased the number of our employees substantially. In addition, we have only recently engaged several key members of our executive management team. We have expanded our technology, sales, administrative and marketing organizations. These factors have placed and will continue to place a significant strain on our management systems and resources. We will need to continue to improve our operational, financial and managerial controls and reporting systems and procedures to expand, train and manage our workforce in order to manage our expected growth.

We may not be able to sustain revenue growth or achieve or sustain profitability if we have to refine or change our business strategy.

   We have only a limited operating history upon which to evaluate our business and prospects and the online direct marketing industry is relatively new and rapidly evolving. This presents many risks and uncertainties that could require us to further refine or change our business strategy. If we are unsuccessful in addressing these risks and uncertainties, we may not be able to sustain revenue growth or achieve or sustain profitability. A detailed description of our business strategy is contained in "Business -- The Lifeminders.com Strategy."

Our quarterly results of operations may fluctuate in future periods and we may be subject to seasonal and cyclical patterns that may negatively impact our stock price.

   If we do not successfully anticipate or adjust to quarterly fluctuations in revenue, our operating results could fall below the expectations of public market analysts and investors, which could negatively impact our stock price. We believe that our revenue will be subject to seasonal fluctuations as a result of general patterns of retail advertising and marketing, and consumer purchasing, which are typically higher during the fourth calendar quarter and lower in the following quarter. In addition, expenditures by advertisers and marketers tend to be cyclical, reflecting overall economic conditions and consumer buying patterns. Due to these and other factors, our revenues and operating results may vary significantly from quarter-to-quarter.

We may not be able to generate sufficient revenue if the acceptance of online advertising, which is new and unpredictable, does not develop and expand as we anticipate.

   We have to derive a substantial portion of our revenue from online advertising and direct marketing, including both e-mail and Web-based programs. If these services do not continue to achieve market acceptance, we may not generate sufficient revenue to support our continued operations. The Internet has not existed long enough as an advertising medium to demonstrate its effectiveness relative to traditional advertising. Advertisers and advertising agencies that have historically relied on traditional advertising may be reluctant or slow to adopt online advertising. Many potential advertisers have limited or no experience using e-mail or the Web as an advertising medium. They may have allocated only a limited portion of their advertising budgets to online advertising, or may find online advertising to be less effective for promoting their products and services than traditional advertising media. If the market for online advertising fails to develop or develops more slowly than we expect, we may not sustain revenue growth or achieve or sustain profitability.

   The market for e-mail advertising in general is vulnerable to the negative public perception associated with unsolicited e-mail, known as "spam." Public perception, press reports or governmental action related to spam could reduce the overall demand for e-mail advertising in general, which could reduce our revenue and prevent us from achieving or sustaining profitability.

If we do not maintain and expand our member base we may not be able to compete effectively for advertisers.

   Our revenue has been derived primarily from advertisers seeking targeted member groups in order to increase their return on advertising investments. If we are unable to maintain and expand our member base, advertisers could find our audience less attractive and effective for promoting their products and services and we could experience difficulty retaining our existing advertisers and attracting additional advertisers. To date, we have relied on referral-based marketing activities to attract a portion of our members and will continue to do so for the foreseeable future. This type of marketing is largely outside of our control and there can be no assurance that it will generate rates of growth in our member base comparable to what we have experienced to date.

   We would also be unable to grow our member base if a significant number of our current members stopped using our service. Members may discontinue using our service if they object to having their online activities tracked or they do not find our content useful. In addition, our service allows our members to easily unsubscribe at any time by clicking through a link appearing at the bottom of our e-mail messages and selecting the particular categories from which they want to unsubscribe.

Our business depends on our ability to develop and maintain relevant and appealing content in our e-mail messages, if we are not able to continue to deliver such content we may not be able to maintain and expand our member base, which could negatively impact our ability to retain and attract the advertisers we need to sustain revenue growth.

   We have relied on our editorial staff to identify and develop substantially all of our content utilizing content from third parties. Because our members' preferences are constantly evolving, our editorial staff may be unable to accurately and effectively identify and develop content that is relevant and appealing to our members. As a result, we may have difficulty maintaining and expanding our member base, which could negatively impact our ability to retain and attract advertisers. If we are unable to retain and attract advertisers our revenue will decrease. Additionally, we license a small percentage of our content from third parties. The loss of or increase in cost of our licensed content may impair our ability to assimilate and maintain consistent, appealing content in our e-mail messages or maintain and improve the services we offer to consumers. We intend to continue to strategically license a portion of our content for our e-mails from third parties, including content that is integrated with internally developed content. These third-party content licenses may be unavailable to us on commercially reasonable terms, and we may be unable to integrate third-party content successfully. The inability to obtain any of these licenses could result in delays in product development or services until equivalent content can be identified, licensed and integrated. Any delays in product development or services could negatively impact our ability to maintain and expand our member base.

We have limited experience with building our brand, and might not effectively utilize the resources we spend to build our brand, which could negatively impact our revenue and our ability to maintain and expand our member base and attract advertisers.

   We have and plan to continue to build our brand through expanded consumer and trade advertising, including national print, outdoor and broadcast placements, continued public relations campaigns, direct mail, participation in strategic industry events and sustained consumer communications campaigns. We have minimal practical experience with building our brand through these channels. If the additional resources we expend to build our brand through these channels do not generate a corresponding increase in revenue, our financial results could be harmed. We believe that developing a strong brand identity is critical to our ability to maintain and expand our member base and retain and attract advertisers. If we do not successfully develop the LifeMinders.com brand we may not be able to retain and expand our number of members and advertisers, which would adversely affect our ability to sustain revenue growth or achieve or sustain profitability.

Competition in the online advertising market industry is intense, and if we do not respond to this competition effectively it may reduce our ability to retain and attract advertisers, which would reduce our revenue and harm our financial results.

   We face intense competition from both traditional and online advertising and direct marketing businesses. If we do not respond to this competition effectively, we may not be able to retain current advertisers or attract new advertisers, which would reduce our revenue and harm our financial results. Currently, several companies offer competitive e-mail direct marketing services, including coolsavings.com, MyPoints.com, NetCreations, YesMail.com, Digital Impact and Exactis. We also expect to face competition from online content providers, list aggregators as well as established online portals and community Web sites that engage in direct marketing programs. Additionally, we may face competition from traditional advertising agencies and direct marketing companies that may seek to offer online products or services. A more detailed discussion of the potential competitive disadvantages we face is contained in "Business--Competition."

We rely heavily on our intellectual property rights and other proprietary information, failure to protect and maintain these rights and information could prevent us from competing effectively.

   Our success and ability to compete are substantially dependent on our internally developed technologies and trademarks, which we seek to protect through a combination of patent, copyright, trade secret and trademark law, as well as confidentiality or license agreements with our employees, consultants, and corporate and strategic partners. If we are unable to prevent the unauthorized use of our proprietary information or if our competitors are able to develop similar technologies independently, the competitive benefits of our technologies, intellectual property rights and proprietary information will be diminished. Additional discussion of our reliance on our intellectual property and proprietary rights is contained in "Business--Intellectual Property and Proprietary Rights."

We depend heavily on our network infrastructure and if this fails it could result in unanticipated expenses and prevent our members from effectively utilizing our services, which could negatively impact our ability to attract and retain members and advertisers.

   Our ability to successfully create and deliver our e-mail messages depends in large part on the capacity, reliability and security of our networking hardware, software and telecommunications infrastructure. Failures of our network infrastructure could result in unanticipated expenses to address such failures and could prevent our members from effectively utilizing our services, which could prevent us from retaining and attracting members and advertisers. The hardware infrastructure on which our system operates is located at PSINet in Reston, Virginia. We do not currently have fully redundant systems or a formal disaster recovery plan. Our system is susceptible to natural and man-made disasters, including earthquakes, fires, floods, power loss and vandalism. Further, telecommunications failures, computer viruses, electronic break-ins or other similar disruptive problems could adversely affect the operation of our systems. Our insurance policies may not adequately compensate us for any losses that may occur due to any damages or interruptions in our systems. Accordingly, we could be required to make capital expenditures in the event of unanticipated damage.

   In addition, our members depend on Internet service providers, or ISPs, for access to our Web site. Due to the rapid growth of the Internet, ISPs and Web sites have experienced significant system failures and could experience outages, delays and other difficulties due to system failures unrelated to our systems. These problems could harm our business by preventing our members from effectively utilizing our services.

Our management team has only worked together for a short period of time and the inability of our management team to function effectively or the loss of any of our officers or key employees could seriously harm our business by impairing our ability to implement our business model.

   Many of our executive officers, including our Chief Financial Officer, Chief Technology Officer, Chief Operating Officer, Vice President, Marketing and Communications, and Vice President, Sales Administration have joined our company within the last year. We may not successfully assimilate our recently hired officers and may not be able to successfully locate, hire, assimilate and retain qualified key management personnel, which could seriously harm our business by impairing our ability to implement our business strategy. Our business is largely dependent on the personal efforts and abilities of our senior management, including Stephen R. Chapin, Jr., our President, Chief Executive Officer and Chairman of the Board, and other key personnel. Many of our officers or employees can terminate their respective employment relationship at any time. The loss of these key employees or our inability to attract or retain other qualified employees could seriously harm our business.

We depend on our key personnel to manage our business effectively in a rapidly changing market and we may not be able to hire or retain skilled employees, which could prevent us from effectively growing and operating our business.

   Our ability to support the growth of our business will depend, in part, on our ability to attract and retain highly skilled employees, particularly management, editorial, sales and technical personnel. In particular, due to the relatively early stage of our business, we believe that our future success is highly dependent on Stephen R. Chapin, our founder, President, Chief Executive Officer and Chairman of the Board of Directors, to provide continuity in the execution of our growth plans. Furthermore, we rely on highly skilled editorial personnel to create our e-mail messages, sales and marketing personnel to maintain and expand our member base and the number of advertisers, and technical personnel to maintain and improve our technological capabilities. If we are unable to hire or retain key employees, our ability to operate and grow our business will be adversely affected. Competition for employees with these skills and experience is intense. As a result, we may be unable to retain our key employees or to attract other highly qualified employees in the future. We have experienced difficulty from time to time in attracting the personnel necessary to support the growth of our business, and we may experience similar difficulty in the future.

Our results of operations and financial condition may be adversely affected if we do not successfully integrate future acquisitions into our operations.

   In order to respond to the competitive pressures of the online direct marketing industry and support our intended growth, we intend to focus on acquiring, or making significant investments in, additional companies, products and technologies that complement our business. We do not have any present understanding, nor are we having any discussions, relating to any significant acquisition or investment. Our ability to compete effectively and support our intended growth may be adversely affected if we are not able to identify suitable acquisition candidates or investments or acquire companies or make investments on acceptable terms or at acceptable times. In addition, acquiring companies, products, services or technologies involves many potential difficulties and risks, including:

  . difficulty in assimilating them into our operations;

  . disruption of our ongoing business and distraction of our management and employees;

  . negative effects on reported results of operations due to acquisition-related charges and amortization of acquired technology and other intangibles; and

   .potential dilutive issuances of equity or equity-linked securities.

   These potential difficulties and risks could adversely affect our ability to realize the intended benefits of an acquisition and could result in unanticipated expenses and disruptions in our business, which could harm our operations, cash flows and financial condition.

We may have to obtain additional capital to grow our business, which could result in significant costs and dilution that could adversely affect our stock price.

   Maintaining and expanding our member base and the number of our advertisers will require significant cash expenditures. If the cash on hand, cash generated from operations and existing loan and credit arrangements are not sufficient to meet our cash requirements, we will need to seek additional capital, which could result in significant costs and dilute the ownership interest of our stockholders and thereby adversely affect our stock price. Additional financing may not be available on terms favorable to us, or at all, which could result in significant costs to obtain the necessary capital and limit our ability to maintain and expand our member base and number of advertisers, or otherwise respond to competitive pressures. In addition, if we raise additional funds through the issuance of equity or equity-linked securities, the percentage ownership of our stockholders would be reduced. These securities may have rights, preferences or privileges senior to those of our stockholders. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for a discussion of working capital and capital expenditures.

We plan to increase our international sales activities significantly, which will subject us to additional business risks.

   An element of our growth strategy is to introduce our online marketing services in international markets. Our participation in international markets will be subject to a number of risks, including relative low levels of Internet usage in foreign countries, foreign government regulations, export license requirements, tariffs and taxes, fluctuations in currency exchange rates, introduction of the European Union common currency, difficulties in managing foreign operations and political and economic instability. To the extent our potential international members are impacted by currency devaluations, general economic crises or other negative economic events, the ability of our members to utilize our services could be diminished.

The content contained in our e-mails may subject us to significant liability for negligence, copyright or trademark infringement or other matters.

   If any of the content that we create and deliver to our members or any content that is accessible from our e-mails through links to other Web sites contains errors, third parties could make claims against us for losses incurred in reliance on such information. In addition, the content contained in or accessible from our e-mails could include material that is defamatory, violates the copyright or trademark rights of third parties, or subjects us to liability for other types of claims. Our general liability insurance may not cover claims of these types or may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of insurance coverage, could result in significant costs and expenses and damage our reputation.

   We also enter into agreements with certain e-commerce partners under which we may be entitled to receive a share of certain revenue generated from the purchase of goods and services through direct links to our e-commerce partners from our e-mails. These agreements may expose us to additional legal risks and uncertainties, including potential liabilities to consumers of those products and services by virtue of our involvement in providing access to those products or services, even if we do not provide those products or services. Any indemnification provided to us in our agreements with these parties, if available, may not adequately protect us.

Sweepstakes regulation may limit our ability to conduct sweepstakes and other contests, which could negatively impact our ability to attract and retain members.

   The conduct of sweepstakes, lotteries and similar contests, including by means of the Internet, is subject to extensive federal, state and local regulation, which may restrict our ability to offer contests and sweepstakes in some geographic areas or altogether. Any restrictions on these promotions could adversely affect our ability to attract and retain members.

We are subject to potential disruptions and costs associated with the Year 2000 problem, any of which may prevent us from achieving or sustaining profitability.

   Prior to January 1, 2000, there was a great deal of concern regarding the ability of computers to adequately recognize 21st century dates from 20th century dates due to the two-digit date fields used by many systems. Most reports to date, however, are that computer systems are functioning normally and the compliance and remediation work accomplished leading up to 2000 was effective to prevent any problems. Computer experts have warned that there may still be residual consequences of the change in centuries and any such difficulties could result in a decrease in our revenue, an increase in allocation of resources to address Year 2000 problems of our third party providers of hardware and software and our third party network providers without additional revenue commensurate with such dedication of resources, or an increase in litigation costs relating to losses suffered by our third party providers of hardware and software and our third party network providers due to such Year 2000 problems.

If our stock price remains volatile, we may become subject to securities litigation, which is expensive and could divert our resources.

   In the past, following periods of market volatility in the price of a company's securities, security holders have instituted class action litigation. Many companies in our industry have been subject to this type of litigation. If the market value of our stock experiences adverse fluctuations, and we become involved in this type of litigation, regardless of the outcome, we could incur substantial legal costs and our management's attention could be diverted, causing our business to suffer.

Our executive officers and directors have and may continue to have substantial voting control which will allow them to influence the outcome of matters submitted to stockholders for approval in a manner that may be adverse to your interests.

   Our executive officers, our directors and entities affiliated with them, in the aggregate, beneficially own approximately 60.1% of our outstanding common stock as of December 31, 1999. As a result, these stockholders will retain substantial control over matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control, which could have an adverse affect on our stock price.

Anti-takeover provisions in our charter documents and Delaware law could prevent or delay a change in control of our company, which could adversely affect our stock price.

   Our Restated Certificate of Incorporation and Bylaws may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable by authorizing the issuance of "blank check" preferred stock and providing for a classified board of directors with staggered, three-year terms. Certain provisions of Delaware law may also discourage, delay or prevent someone from acquiring or merging with us. These anti-takeover provisions could adversely affect our stock price.

                     Risks Related to the Internet Industry

Our business is in the online direct marketing industry and if we fail to adapt to rapid change in this industry or our internally developed systems cannot be modified properly for increased traffic or volume, our services may become obsolete and unmarketable.

   The online direct marketing industry is characterized by rapid change. The introduction of products and services embodying new technologies, the emergence of new industry standards and changing consumer needs and preferences could render our existing services obsolete and unmarketable. If we do not respond effectively to rapidly changing technologies, industry standards and customer requirements, the quality and reliability of the services we provide to our members and advertisers may suffer. We may experience technical difficulties that could delay or prevent the successful development, introduction or marketing of new products and services. In addition, any new enhancements to our products and services must meet the requirements of our current and prospective users. As a result, we could incur substantial costs to modify our services or infrastructure to adapt to rapid change in our industry, which could harm our financial results.

Concerns about, or breaches of, the security of our member database could prevent us from sustaining revenue growth and achieving or sustaining profitability by adversely affecting our ability to attract and retain members and develop our member profiles, resulting in significant expenses to prevent breaches, and subjecting us to liability for failing to protect our members' information.

   We maintain a database containing information on our members, including their account balances. Our database may be accessed by unauthorized users accessing our systems remotely. If the security of our database is compromised, current and potential members may be reluctant to use our services or provide us with the personal data we need to adequately develop and maintain individual member profiles, which could prevent us from retaining and attracting the advertisers we require to sustain revenue growth. In addition, as a result of these security and privacy concerns, we may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by security breaches, and we may be unable to effectively target direct marketing offers to members or may be subject to legal claims of members if unauthorized third parties gain access to our system and alter or destroy information in our database. Also, any public perception that we engaged in the unauthorized release of member information, whether or not correct, would adversely affect our ability to attract and retain members.

The unauthorized access of confidential member information that we transmit over public networks could adversely affect our ability to attract and retain members.

   Our members transmit confidential information to us over public networks and the unauthorized access of such information by third parties could harm our reputation and significantly hinder our efforts to attract and retain members. We rely on a variety of security techniques and authentication technology licensed from third parties to provide the security and authentication technology to effect secure transmission of confidential information, including customer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect customer transaction data.

Problems with the performance and reliability of the Internet infrastructure could adversely affect the quality and reliability of the products and services we offer our members and advertisers which could prevent us from sustaining revenue growth.

   We depend significantly on the Internet infrastructure to deliver attractive, reliable and timely e-mail messages to our members. If Internet usage grows, the Internet infrastructure may not be able to support the demands placed on it by this growth, and its performance and reliability may decline, which could adversely affect our ability to sustain revenue growth. Among other things, continued development of the Internet infrastructure will require a reliable network backbone with necessary speed, data capacity and security. Currently, there are regular failures of the Internet network infrastructure, including outages and delays, and the frequency of these failures may increase in the future. These failures may reduce the benefits of our products and services to our members and undermine our advertising partners' and our members' confidence in the Internet as a viable commercial medium. In addition, the Internet could lose its viability as a commercial medium due to delays in the development or adoption of new technology required to accommodate increased levels of Internet activity or due to government regulation.

We may have to litigate to protect our intellectual property and other proprietary rights or to defend claims of third parties, and such litigation may subject us to significant liability and be time consuming and expensive.

   There is a substantial risk of litigation regarding intellectual property rights in Internet-related businesses and legal standards relating to the validity, enforceability and scope of protection of certain proprietary rights in Internet-related businesses are uncertain and still evolving. We may have to litigate in the future to enforce our intellectual property rights, protect our trade secrets or defend ourselves against claims of violating the proprietary rights of third parties. This litigation may subject us to significant liability for damages, result in invalidation of our proprietary rights, be time-consuming and expensive to defend, even if not meritorious, and result in the diversion of management time and attention. Any of these factors could adversely affect our business operations and financial results and condition.

Government regulation and legal uncertainties of doing business on the Internet could significantly increase our costs and expenses.

   Laws and regulations that apply to Internet communications, commerce and advertising are becoming more prevalent and these laws and regulations could significantly increase the costs we incur in using the Internet to conduct our business. Recently, the United States Congress enacted Internet legislation regarding children's privacy, copyright and taxation. The European Union recently adopted a directive addressing data privacy that may result in limits on the collection and use of member information. A number of other laws and regulations may be adopted that regulate the use of the Internet, including user privacy, pricing, acceptable content, taxation, use of the telecommunications infrastructure and quality of products and services. The laws governing the Internet remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws, including those governing intellectual property, privacy, libel and taxation apply to the Internet and Internet advertising. In addition, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet. As a result of these uncertainties, we may incur unanticipated, significant costs and expenses that could harm our financial results and condition. For additional discussion of potential governmental intervention, please see "Business-Government Regulation."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We do not currently hold any derivative instruments and do not engage in hedging activities and currently do not enter into any transactions denominated in a foreign currency. Thus, our exposure to foreign exchange fluctuations is minimal.

Interest Rate Risk

   Our exposure to market risk for changes in interest rates relate primarily to our short-term investments, which generally have maturities of three months or less. We do not use derivative financial instruments for speculative or trading purposes. We invest our excess cash in short-term, fixed income financial instruments with an investment strategy to buy and hold to maturity. These fixed rate investments are subject to interest rate risk and may fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from the levels at December 31, 1999, the fair value of the portfolio would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity, and therefore we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates on our investment portfolio.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   The information required by this item is included in Part IV Item 14 (a) (1) and (2).

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   The information with respect to directors and executive officers required by this Item 10 is incorporated herein by reference to the information set forth under the caption "Directors and Executive Officers of the Company" in our Proxy Statement for the 2000 Annual Meeting of Stockholders or the "2000 Proxy Statement", which is expected to be filed with the Commission within 120 days after the close of our fiscal year. Information relating to certain filings on Forms 3, 4, and 5 of the Company is contained in the 2000 Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance".

ITEM 11. EXECUTIVE COMPENSATION

   The information required by this Item 11 is incorporated herein by reference to the information set forth under the caption "Executive Compensation" in the 2000 Proxy Statement. The sections entitled "Compensation Committee Report on Executive Compensation" and "Comparative Stock Performance Graph" in the 2000 Proxy Statement are not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this Item 12 is incorporated herein by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2000 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   The information required by this Item 13 is incorporated herein by reference to the information set forth under the caption "Certain Relationships and Related Transactions" in the 2000 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) The following documents are filed as part of this Form 10-K:

   1. Financial Statements. The following financial statements of LifeMinders.com, Inc. are filed as a part of this Form 10-K on the pages indicated:

                                                                          Page
                                                                          ----
Report of Independent Accountants........................................ F-1
Balance Sheets as of December 31, 1998 and 1999.......................... F-2
Statements of Operations for each of the years ended December 31, 1997,
 1998 and 1999........................................................... F-3
Statements of Changes in Stockholders' Equity (Deficit) for each of the years ended December 31, 1997, 1998 and 1999............................ F-4
Statements of Cash Flows for each of the years ended December 31, 1997,
 1998 and 1999........................................................... F-5
Notes to Financial Statements............................................ F-6

   2. Financial Statement Schedule. The following financial statement schedule of LifeMinders.com, Inc. is filed as a part of this Form 10-K on the pages indicated:

Report of Independent Accountants on Financial Statement Schedule........... S-1
Schedule II--Valuation and Qualifying Accounts.............................. S-2

   3. Exhibits required by Item 601 of Regulation S-K.

 Exhibit No.                       Description                         Page No.
 ----------- -------------------------------------------------------   --------
     3.1     Restated Certificate of Incorporation.*................

     3.2     Bylaws.*...............................................

     4.1     Second Amended and Restated Registration Rights
             Agreement, dated as of September 23, 1999, among the Company and the Series E investors.**

    10.1     E-Commerce Agreement between the Company and Lycos,
             Inc. dated as of August 25, 1999. (Portions of this
             exhibit have been omitted pursuant to a request for
             confidential treatment and have been filed separately
             with the Commission)**.................................

    10.2     Office Building Lease Agreement between the Company and
             Sovran Limited Company dated June 11, 1999.**..........

    10.3     Trustee License Agreement between the Company and Trust
             Universal Standards in Electronic Transactions dated
             March 12, 1999.**......................................

    10.4     Starter Kit Loan and Security Agreement, as amended,
             between the Company and Imperial Bank dated November
             10, 1998.**............................................

    10.5     Employment Agreement between the Company and Stephen R.
             Chapin, Jr. dated November 12, 1997.**.................

    10.6     Employment Agreement between the Company and John
             Chapin dated November 1, 1997.**.......................

    10.7     Release and Settlement dated July 15, 1999 among the
             Company, Frans Kok and Johan Hekeelar, Inc.**..........

    10.8     Consulting Agreement between the Company and Lordhill
             Company dated June 1, 1997, as amended on November 18,
             1997, as amended on March 27, 1998, and as amended on
             January 29, 1999.**....................................

    10.9     The Company's 1998 Stock Option Plan.**................

 10.10 Form of Lock-up Agreement between the Company and Hambrecht & Quist
       LLC, FleetBoston Robertson Stephens Inc., Thomas Weisel Partners
       LLC and PaineWebber Incorporated.**................................

 23.1  Consent of PricewaterhouseCoopers LLP, independent accountants.....

 24    Power of Attorney (filed as part of signature page)................

 27    Financial Data Schedule............................................

--------
  * Incorporated by reference to the Company's Registration Statement on Form S-1 as filed with the SEC on September 24, 1999. (File No. 333-87785).

 ** Incorporated by reference to Amendment No. 1 to the Company's Registration
    Statement on Form S-1 as filed with the SEC on October 29, 1999 (File No. 3233-87785).

*** Incorporated by reference to Amendment No. 3 to the Company's Registration
    Statement on Form S-1 as filed with the SEC on November 17, 1999 (File No. 333-87785).

    (b) Reports required to filed on Form 8-K:

   None.

                             LIFEMINDERS.COM, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                       Page(s)
                                                                       -------
Report of Independent Accountants.....................................   F-2
Balance Sheets as of December 31, 1998 and 1999.......................   F-3
Statements of Operations for the years ended December 31, 1997, 1998
 and 1999.............................................................   F-4
Statements of Changes in Stockholders' Equity (Deficit) for the years ended
 December 31, 1997, 1998 and 1999.....................................   F-5
Statements of Cash Flows for the years ended December 31, 1997, 1998
 and 1999.............................................................   F-6
Notes to Financial Statements.........................................   F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of LifeMinders.com, Inc.:

   In our opinion, the accompanying balance sheets and the related statements of operations, changes in stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of LifeMinders.com, Inc. (the Company) at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          /s/ PricewaterhouseCoopers LLP

McLean, Virginia
February 10, 2000

                             LIFEMINDERS.COM, INC.

                                 BALANCE SHEETS

                                                           December 31,
                                                     -------------------------
                                                        1998          1999
                                                     -----------  ------------
                       Assets
Current assets:
  Cash and cash equivalents......................... $   232,073  $ 55,524,189
  Marketable securities.............................         --      1,968,203
  Accounts receivable, net..........................         --      6,526,264
  Prepaid expenses and other current assets.........         --      6,769,673
                                                     -----------  ------------
    Total current assets............................     232,073    70,788,329
  Property and equipment, net.......................      46,228     5,379,992
  Other assets......................................         --        688,863
                                                     -----------  ------------
    Total assets.................................... $   278,301  $ 76,857,184
                                                     ===========  ============

  Liabilities, mandatorily redeemable convertible
                 preferred stock and
           stockholders' equity (deficit)
Current liabilities:
  Accounts payable.................................. $    42,368  $  3,121,247
  Accrued expenses..................................      79,972     5,989,850
  Deferred revenue..................................     355,000       243,354
  Note payable......................................         --         80,993
  Capital lease obligation..........................         --        724,111
                                                     -----------  ------------
    Total current liabilities.......................     477,340    10,159,555
Note payable, net of current portion................         --         74,243
Capital lease obligation, net of current portion....         --        906,034
Deferred rent.......................................         --         40,415
                                                     -----------  ------------
    Total liabilities...............................     477,340    11,180,247
Commitments and contingencies
Mandatorily redeemable convertible preferred stock:
  Series A, $.01 par value; 1,000,000 shares
   authorized, issued and outstanding at December
   31, 1998.........................................     980,486           --
  Series B, $.01 par value; 1,000,000 shares
   authorized, issued and outstanding at December
   31, 1998.........................................   1,042,889           --
                                                     -----------  ------------
    Total mandatorily redeemable convertible
     preferred stock................................   2,023,375           --
                                                     -----------  ------------
Stockholders' equity (deficit):
  Preferred stock, $.01 par value; no and 9,665,240
   shares authorized at December 31, 1998 and 1999,
   respectively, no shares issued and outstanding at
   December 31, 1998 and 1999.......................         --            --
  Common stock, $.01 par value; 6,550,000 and
   60,000,000 shares authorized at December 31, 1998
   and 1999, respectively; 3,274,998 and
   20,299,039 shares issued and outstanding at
   December 31, 1998 and 1999, respectively.........      32,750       202,990
  Additional paid-in capital........................     206,215   104,621,740
  Deferred compensation on employee stock options...         --     (5,076,892)
Accumulated deficit.................................  (2,461,379)  (34,070,901)
                                                     -----------  ------------
    Total stockholders' equity (deficit)............  (2,222,414)   65,676,937
                                                     -----------  ------------
    Total liabilities, mandatorily redeemable
     convertible preferred stock and stockholders'
     equity (deficit)............................... $   278,301  $ 76,857,184
                                                     ===========  ============

   The accompanying notes are an integral part of these financial statements.

                             LIFEMINDERS.COM, INC.

                            STATEMENTS OF OPERATIONS

                                          For the year ended December 31,
                                         ------------------------------------
                                           1997        1998          1999
                                         ---------  -----------  ------------
Revenue:
  Advertising........................... $  67,126  $    56,750  $  9,446,149
  Opt-in................................       --           --      4,573,336
                                         ---------  -----------  ------------
    Total revenue.......................    67,126       56,750    14,019,485
Cost of revenue.........................    37,249       59,472       965,711
                                         ---------  -----------  ------------
Gross margin (loss).....................    29,877       (2,722)   13,053,774
                                         ---------  -----------  ------------
Operating expenses:
  Sales and marketing...................   147,325      868,706    38,416,266
  Research and development..............   240,498      373,788     1,824,518
  General and administrative............   127,132      726,505     4,326,594
  Stock-based compensation..............       --           --        625,042
                                         ---------  -----------  ------------
    Total operating expenses............   514,955    1,968,999    45,192,420
                                         ---------  -----------  ------------
Loss from operations....................  (485,078)  (1,971,721)  (32,138,646)
Interest income, net....................     5,978       24,515       529,124
                                         ---------  -----------  ------------
  Net loss..............................  (479,100)  (1,947,206)  (31,609,522)
Accretion on mandatorily redeemable
 convertible preferred stock............       --      (157,037)   (1,155,417)
                                         ---------  -----------  ------------
Net loss available to common
 stockholders........................... $(479,100) $(2,104,243) $(32,764,939)
                                         ---------  -----------  ------------
Basic and diluted net loss per common
 share..................................    $(0.19)      $(0.64)       $(6.26)
                                         ---------  -----------  ------------
Weighted average common shares and
 common share equivalents (basic and
 diluted)............................... 2,530,228    3,275,000     5,230,826
                                         =========  ===========  ============




    The accompanying notes are an integral part of these financial statements.

                             LIFEMINDERS.COM, INC.

            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                   Deferred
                                                                                    stock
                                      Common stock   Common stock                compensation                 Treasury
                     Common stock        Class A        Class B     Additional   on employee                   stock
                  ------------------- -------------- -------------   paid-in        stock      Accumulated   ---------------
                    Shares    Amount  Shares  Amount Shares Amount   capital       options       deficit     Shares   Amount
                  ---------- -------- ------  ------ ------ ------ ------------  ------------  ------------  -------  ------
Balance,
December 31,
1996............                       1,250   $13                 $      9,987                $    (35,073)
Issuance of
Class B common
stock...........                                       374   $  4        52,561
Conversion of
Class B common
stock to Series
A common stock..                         536     5    (374)    (4)           (1)
Issuance of
1,618.6144
shares of common
stock for each
Class A common
stock share and
cancellation of
Class A common
stock...........   2,891,248 $ 28,913 (1,786)  (18)                     (28,895)
Conversion of
note payable to
common stock....     321,250    3,212                                   196,788
Issuance of
stock options to
purchase common
stock in
connection with
the Series A
convertible
preferred stock
issuance........                                                         38,000
Issuance of
common stock....      62,500      625                                      (525)
Issuance of
warrants in
connection with
the Series A
convertible
preferred stock
issuance........                                                         51,000
Contribution by
stockholder.....                                                         20,200
Forgiveness of
loan payable to
stockholders in
lieu of
contributions...                                                         24,636
Net loss........                                                                                   (479,100)
                  ---------- -------- ------   ---    ----   ----  ------------  -----------   ------------  -------  -----
Balance,
December 31,
1997............   3,274,998   32,750                                   363,751                    (514,173)
Acquisition of
treasury stock..                                                                                              62,500  $(500)
Exercise of
stock option in
connection with
the preferred
stock offering..                                                           (499)                             (62,500)   500
Accretion on
mandatorily
redeemable
convertible
preferred
stock...........                                                       (157,037)
Net loss........                                                                                 (1,947,206)
                  ---------- -------- ------   ---    ----   ----  ------------  -----------   ------------  -------  -----
Balance,
December 31,
1998............   3,274,998   32,750                                   206,215                  (2,461,379)
Accretion on
mandatorily
redeemable
convertible
preferred
stock...........                                                     (1,155,417)
Exercise of
stock options...     112,500    1,125                                    88,875
Issuance of
stock options in
exchange for
services........                                                          9,000
Issuance of
common stock,
net of issuance
costs...........   4,830,000   48,300                                61,667,154
Conversion of
Series A, B, C,
D and E
preferred stock
to common
stock...........  12,081,541  120,815                                38,103,979
Deferred
compensation....                                                      5,701,934  $(5,701,934)
Amortization of
deferred
compensation....                                                                     625,042
Net loss........                                                                                (31,609,522)
                  ---------- -------- ------   ---    ----   ----  ------------  -----------   ------------  -------  -----
Balance,
December 31,
1999 ...........  20,299,039 $202,990          $             $     $104,621,740  $(5,076,892)  $(34,070,901)          $
                  ========== ======== ======   ===    ====   ====  ============  ===========   ============  =======  =====
                     Total
                  ------------
Balance,
December 31,
1996............  $   (25,073)
Issuance of
Class B common
stock...........       52,565
Conversion of
Class B common
stock to Series
A common stock..
Issuance of
1,618.6144
shares of common
stock for each
Class A common
stock share and
cancellation of
Class A common
stock...........
Conversion of
note payable to
common stock....      200,000
Issuance of
stock options to
purchase common
stock in
connection with
the Series A
convertible
preferred stock
issuance........       38,000
Issuance of
common stock....          100
Issuance of
warrants in
connection with
the Series A
convertible
preferred stock
issuance........       51,000
Contribution by
stockholder.....       20,200
Forgiveness of
loan payable to
stockholders in
lieu of
contributions...       24,636
Net loss........     (479,100)
                  ------------
Balance,
December 31,
1997............     (117,672)
Acquisition of
treasury stock..         (500)
Exercise of
stock option in
connection with
the preferred
stock offering..            1
Accretion on
mandatorily
redeemable
convertible
preferred
stock...........     (157,037)
Net loss........   (1,947,206)
                  ------------
Balance,
December 31,
1998............   (2,222,414)
Accretion on
mandatorily
redeemable
convertible
preferred
stock...........   (1,155,417)
Exercise of
stock options...       90,000
Issuance of
stock options in
exchange for
services........        9,000
Issuance of
common stock,
net of issuance
costs...........   61,715,454
Conversion of
Series A, B, C,
D and E
preferred stock
to common
stock...........   38,224,794
Deferred
compensation....
Amortization of
deferred
compensation....      625,042
Net loss........  (31,609,522)
                  ------------
Balance,
December 31,
1999 ...........  $65,676,937
                  ============

  The accompanying notes are an integral part of these financial statements.

                             LIFEMINDERS.COM, INC.

                            STATEMENTS OF CASH FLOWS

                                            For the year ended December 31,
                                          -------------------------------------
                                             1997        1998          1999
                                          ----------  -----------  ------------
Cash flows from operating activities:
Net loss................................  $ (479,100) $(1,947,206) $(31,609,522)
Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation..........................         271        8,234       537,892
  Allowance for doubtful accounts
   receivable...........................         --           --        493,992
  Amortization of deferred compensation
   on employee stock options............         --           --        625,042
  Issuance of common stock and stock
   options in exchange for services.....       2,565          --          9,000
Changes in assets and liabilities:
  Accounts receivable...................         --           --     (7,020,256)
  Prepaid expenses and other assets.....         --           --     (7,458,536)
  Accounts payable......................         --        42,368     3,078,879
  Accrued expenses......................      48,486       31,486     5,909,878
  Deferred revenue......................         --       355,000      (111,646)
  Deferred rent.........................         --           --         40,415
                                          ----------  -----------  ------------
   Net cash used in operating
    activities..........................    (427,778)  (1,510,118)  (35,504,862)
                                          ----------  -----------  ------------
Cash flows from investing activities:
Acquisition of property and equipment...      (4,870)     (49,863)   (4,241,511)
Purchase of marketable securities.......         --           --     (1,968,203)
                                          ----------  -----------  ------------
   Net cash used in investing
    activities..........................      (4,870)     (49,863)   (6,209,714)
                                          ----------  -----------  ------------
Cash flows from financing activities:
Proceeds from borrowings on notes
 payable to stockholders................      53,319          --            --
Payments on notes payable to
 stockholders...........................     (53,919)         --            --
Issuance of preferred stock, net of
 issuance costs.........................     955,338          --     35,046,002
Proceeds from the exercise of Series B
 preferred warrants.....................         --     1,000,000           --
Proceeds from issuance of note payable..     200,000          --        161,986
Payments of note payable................         --           --         (6,750)
Purchase of treasury stock..............         --          (500)          --
Proceeds from issuance of common stock,
 net of issuance costs..................      50,100            1    61,715,454
Exercise of stock options...............         --           --         90,000
Stockholder cash capital contribution...      20,200          --            --
                                          ----------  -----------  ------------
   Net cash provided by financing
    activities..........................   1,225,038      999,501    97,006,692
                                          ----------  -----------  ------------
Net increase (decrease) in cash and cash
 equivalents............................     792,390     (560,480)   55,292,116
Cash and cash equivalents, beginning of
 year...................................         163      792,553       232,073
                                          ----------  -----------  ------------
Cash and cash equivalents, end of year..  $  792,553  $   232,073  $ 55,524,189
                                          ==========  ===========  ============
Supplemental disclosures of non-cash
 investing and financing activities:
Conversion of note payable to common
 stock..................................  $  200,000  $       --   $        --
                                          ==========  ===========  ============
Forgiveness of notes payable to
 stockholders...........................  $   24,636  $       --   $        --
                                          ==========  ===========  ============
Issuance of common stock in exchange for
 services...............................  $    2,565  $       --   $        --
                                          ==========  ===========  ============
Issuance of warrants in connection with
 Series A convertible preferred stock
 issuance...............................  $   51,000  $       --   $        --
                                          ==========  ===========  ============
Issuance of stock options in exchange
 for services...........................  $      --   $       --   $      9,000
                                          ==========  ===========  ============
Accretion of mandatorily redeemable
 convertible preferred stock............  $      --   $   157,037  $  1,155,417
                                          ==========  ===========  ============
Purchase of computer equipment through
 capital lease..........................  $      --   $       --   $  1,630,145
                                          ==========  ===========  ============

   The accompanying notes are an integral part of these financial statements.

                             LIFEMINDERS.COM, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. Nature of Business and Financing of Start-Up Operations

   LifeMinders.com is an online direct marketing company that provides personalized content and advertisements via e-mail to a community of members. E-mail messages contain reminders and tips that enable the Company's members to better organize and manage their lives. Proprietary member information and targeting capabilities provide advertising partners the opportunity to more effectively reach their target audiences.

   The Company was incorporated in Maryland on August 9, 1996 (Date of Inception) under the name of MinderSoft, Inc. In January 1999, the Company changed its name to LifeMinders.com, Inc. The Company was reincorporated in Delaware in July 1999. From 1996 to 1998, the Company entered into arrangements with national retailers to distribute reminder products in software form on disk. In late 1998, the Company revised its strategy to become an online direct marketing company which provides personalized content and advertisements via e-mail to a loyal community of members.

   On October 21, 1999, the Board of Directors approved a 5 for 4 common stock split in connection with the filing of an initial public offering. The conversion ratio of the mandatorily redeemable convertible preferred stock was adjusted from a 1 for 1 conversion ratio to a 5 for 4 conversion ratio in connection with the stock split. The financial statements of the Company, including all share and per share data, have been retroactively restated to reflect the 5 for 4 common stock split for all periods presented.

   The Company was considered to be in the development stage from inception through March 31, 1999 as it was devoting substantially all of its efforts to establishing a new business, developing the design of its database marketing product, raising capital, financial planning and market development. Although revenue commenced in 1997 and continued during 1998, this revenue was generated from distribution arrangements for its software based products and not from planned principal operations. Subsequent to March 31, 1999, the Company ceased being a development stage enterprise generating revenue from planned principal operations which consisted of Internet related services.

   On November 19, 1999, the Company completed its initial public offering issuing 4,830,000 shares of common stock at an initial public offering price of $14.00 and raised net proceeds of approximately $61.7 million.

2. Summary of Significant Accounting Policies

   The significant accounting policies followed by the Company in the preparation of these financial statements are as follows:

 Use of Estimates

   The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from these estimates.

 Cash and Cash Equivalents

   Highly liquid investments having original maturities of 90 days or less at the date of acquisition are classified as cash equivalents. The carrying value of cash equivalents approximate fair value.

                             LIFEMINDERS.COM, INC.

 Marketable Securities

   Marketable securities include investments in commercial paper whose original maturity dates exceed three months. Marketable securities are classified as held-to-maturity and are accounted for at amortized cost. Accordingly, no unrealized gain or loss has been reflected in the Company's financial statements. At December 31, 1999 the cost of marketable securities approximates their fair value.

 Property and Equipment

   Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years. When property and equipment is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in operations.

 Research and Development Costs

   Research and development costs are expensed as incurred.

 Revenue Recognition

   During 1997 and 1998, the Company's revenue was generated from distribution agreements for software-based products. Revenue from these agreements has been recognized as the services were performed.

   During 1999, revenue was generated primarily by advertising and opt-in services.

 Advertising

   Advertising arrangements consist primarily of advertisements that are displayed within the Company's e-mails. Generally, advertisers pay the Company and the Company recognizes revenue on a per e-mail basis, based on the number of e-mails delivered to members in which the advertisements are displayed. From time to time, the Company may guarantee a minimum number of e-mails to be delivered containing an advertisement directed at a specific group. Under these contracts, the Company is not required to forfeit fees received for e-mails previously delivered. The Company has historically fulfilled the guaranteed minimum number of e-mails and have not had any disputes with advertisers regarding the guaranteed minimum number of e-mails. Currently, there are no contracts that have a guaranteed minimum number of e-mails which generate a material amount of revenues. The Company may also guarantee a minimum number of sales orders for the advertiser based on the e-mails delivered. Under these contracts the Company defers all revenue until notification is received from the advertiser that the minimum number of sales orders have been achieved by the advertiser. In addition, the Company may provide advertisers the opportunity for the exclusive right to sponsor advertisements within a specific e-mail category for a specified period of time for a fixed fee. Under these contracts the Company recognizes revenue during the period the advertisement is displayed in the Company's e-mails since there is no obligation to provide a minimum number of e-mails for that individual advertiser during the specific period. The Company's advertising contracts generally have average terms ranging from one to six months.

   Advertising revenue also includes barter transactions, where the Company exchanges advertising space on their e-mails for reciprocal advertising space or traffic on other Web sites. Revenue from these barter transactions is recorded at the estimated fair value of the advertisements delivered and is recognized when the advertisements are included in the Company's e-mails. No gain or loss results from these barter transactions as the revenue recognized equals the advertising costs incurred. For the year ended December 31, 1999, barter revenue was less than 2% of net revenues. The Company did not enter into barter transactions prior to 1999.

                             LIFEMINDERS.COM, INC.

 Opt-in Services

   Revenue is recognized as affirmative member responses to the advertisers' newsletters and other promotions offered during the Company's sign up process. The Company derives revenue from its services through fees that its opt-in advertising partners pay. The Company records revenue net of estimated duplicate member responses to its opt-in partners' newsletters and other promotions. Duplicate member responses are names the Company provides to opt-in advertising partners for which the Company's members have previously registered either through the Company's sign up process or with the Company's opt-in advertising partners directly. For the year ended December 31, 1999, revenue was recorded net of approximately $618,000 for estimated duplicate member responses to the Company's opt-in partners' newsletters and other promotions.

   Cash received in advance of advertising and opt-in services is recorded as deferred revenue and recognized as revenue as services are performed.

 Concentration of Credit Risk

   Financial instruments which potentially subject the Company to concentration of credit risk consist of cash and cash equivalents, marketable securities and accounts receivable.

   The Company's cash and cash equivalents are maintained at three U.S. financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. The majority of the Company's cash equivalents are invested in short-term commercial paper.

   Revenue for the years ended December 31, 1997 and 1998 were concentrated as follows (amounts represent the percentage of total revenue and accounts receivable), respectively:

                                                                     Revenue
                                                                  --------------
                                                                  For the year
                                                                      ended
                                                                  December 31,
                                                                  --------------
                                                                   1997    1998
                                                                  ------  ------
     Lowes.......................................................   100%    *
     The Home Depot..............................................   *       88.1%
     Netcentives.................................................   *       *
     PETsMART.com................................................   *       *

--------
* Represents less than 10% of total.

   No one customer exceeded 10% of the Company's revenue and accounts receivable at December 31, 1999.

 Advertising Costs

   Costs related to advertising and promotion of services is charged to sales and marketing expense as incurred. Cash paid in advance of advertising and services received is recorded as prepaid expenses which is amortized as services are received. Advertising costs for the years ended December 31, 1997 and 1998 were considered immaterial. Advertising costs for the year ended December 31, 1999 were approximately $33,906,000. At December 31, 1999, approximately $6,312,000 of prepaid advertising expense is included in prepaids and other current assets.

                             LIFEMINDERS.COM, INC.

 Income Taxes

   Prior to November 1997, the Company was organized as an S Corporation and taxable income was included in the individual tax returns of the stockholders. In conjunction with the Company's preferred stock financing during 1997, the Company terminated its Subchapter S corporation election for tax. The Company, now a C corporation, is subject to federal and state income taxes and recognizes deferred taxes using the liability approach under which deferred income taxes are calculated based on the differences between the financial and tax bases of assets and liabilities based upon enacted tax laws and rates applicable to the periods in which the taxes become payable. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

   The provision for income taxes consists of the Company's current tax provision (benefit) for federal and state income taxes and the changes in the deferred tax asset and liability during the period.

 Stock Based Compensation

   The Company measures compensation expense for its employee stock-based compensation using the intrinsic value method and provides pro forma disclosures of net loss as if the fair value method had been applied in measuring compensation expense. Under the intrinsic value method of accounting for stock-based compensation, when the exercise price of options granted to employees is less than the estimated fair value of the underlying stock on the date of grant, deferred compensation is recognized and is amortized to compensation expense over the applicable vesting period.

 Impairment of Long-lived Assets

   The Company evaluates the recoverability of the carrying value of its long-lived assets periodically. The Company considers historical performance and anticipated future results in its evaluation of potential impairment. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of these assets in relation to the operating performance of the business and future discounted and undiscounted cash flows expected to result from the use of these assets. Impairment losses are recognized when the sum of expected future cash flows are less than the assets' carrying value. No such impairment losses have been recognized to date.

 Basic and Diluted Net Loss Per Common Share

   Basic net loss per common share is based on the weighted average number shares of common stock outstanding during each year. Diluted net loss per common share is based on the weighted average number of shares of common stock outstanding during each year, adjusted for the effect of common stock equivalents arising from the assumed exercise of stock options, if dilutive.

 Comprehensive Income

   The Company has adopted the accounting treatment prescribed by SFAS 130, Comprehensive Income. The adoption of this statement had no impact on the Company's financial statements because the Company did not have any other comprehensive income components.

 Certain Risks and Uncertainties

   The Company is subject to all the risks inherent in an early stage business in the technology industry. The risks include, but are not limited to, limited operating history, limited management resources, reliance on

                             LIFEMINDERS.COM, INC.

distribution arrangements for software based products for revenue where acceptance of the Company's service on the Internet is uncertain, reliance on relationships with a limited number of customers, dependence on the Internet and related security risks and the changing nature of the Internet industry.

 Segment Reporting

   In 1998, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 supercedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not have a material effect on the results of operations or financial position. The Company operates in the Internet and related services segment.

3. Accounts Receivable

                                                                    December 31,
                                                                        1999
                                                                    ------------
     Accounts receivable...........................................  $7,020,256
     Allowance for doubtful accounts...............................    (493,992)
                                                                     ----------
     Accounts receivable, net......................................  $6,526,264
                                                                     ==========

4. Property and Equipment

   Property and equipment consists of the following:

                                                               December 31,
                                                            -------------------
                                                             1998       1999
                                                            -------  ----------
     Furniture and fixtures................................ $22,204  $  485,224
     Computer equipment and software.......................  32,529   4,918,138
     Leasehold improvements................................     --      523,027
                                                            -------  ----------
                                                             54,733   5,926,389
     Less: accumulated depreciation........................  (8,505)   (546,397)
                                                            -------  ----------
     Property and equipment, net........................... $46,228  $5,379,992
                                                            =======  ==========

5. Borrowings

 Line of Credit

   In November 1998, the Company entered into a $600,000 working capital line of credit with a bank. The line of credit was increased to $1,000,000 upon the receipt of $4,000,000 from institutional venture capital investors in January 1999 in connection with the issuance of Series C mandatorily redeemable convertible preferred stock. The interest rate on the line is the bank's prime rate plus 1.0% per annum (8.75% at December 31, 1998 and 9.50% at December 31,
1999). The line of credit is collateralized by substantially all the Company's assets, including intangible assets and future proceeds from such assets. Prior to amendment in August 1999, the credit line included financial and other covenants, including a requirement to maintain a monthly quick ratio of 1 to 1. In March 1999, the working capital line of credit of $1,000,000 was reduced by $150,000 which was allocated for a bank credit line.

                             LIFEMINDERS.COM, INC.

   On August 19, 1999, the Company amended the $1,000,000 line of credit, which includes $850,000 for working capital expenditures and $150,000 for a business credit line, to be increased to $1,350,000 which includes $1,000,000 for working capital expenditures, $250,000 for a business credit line, and a $100,000 letter of credit for leased office space. On November 19, 1999, the Company amended their line of credit, to be increased to $4,000,000 which includes $3,650,000 for working capital expenditures, $250,000 for a business credit line and a $100,000 letter of credit. The amended line expires on November 17, 2000. No borrowings were outstanding under the line of credit as of December 31, 1999.

   In connection with the amendment, the Company is no longer required to maintain a monthly quick ratio financial covenant of 1 to 1. Fees paid to the bank in relation to the amendment of the line and waiver of the quick ratio financial covenant totaled $50,000.

 Note Payable

   On March 3, 1999, the Company entered into a $200,000 promissory note with the same bank that the Company has the line of credit, for the purpose of equipment and software purchases and general working capital. On November 10, 1999, the outstanding principal balance of the borrowings during the draw period are payable monthly in 24 equal principal payments commencing on December 10, 1999, bearing interest at 9.5% annually. All remaining principal and accrued but unpaid interest is due on maturity of November 9, 2001. The promissory note is collateralized under the same terms of the line of credit discussed earlier and includes financial and other covenants, including a requirement to maintain a minimum monthly quick ratio of 1.25 to 1. At December 31, 1999, $155,236 was outstanding under this agreement.

   On November 19, 1999, the Company entered into a $2,000,000 promissory note with the same bank that the Company has a line of credit and $200,000 promissory note for the purpose of equipment and software purchases and general working capital. The Company may draw from the note through August 19, 2000 (draw period). Interest during the draw period is due monthly beginning December 19, 1999 at an annual interest rate of the bank's prime rate plus 0.5%. On August 20, 2000, the outstanding principal balance of the borrowing during the draw period are payable monthly in 24 equal principal payments beginning September 19, 2000. All remaining principal and accrued but unpaid interest is due on maturity of August 19, 2002. The promissory note is collateralized by the Company's accounts with the bank including checking, savings, or other accounts and future accounts.

6. Mandatorily Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)

 Common Stock

   On August 9, 1996, the founders of the Company purchased 1,250 shares of the Company's Class A common stock for $10,000 in connection with the Company's formation.

   In June 1997, the founders were issued 374 shares of Class B common stock for a combination of $50,000 in cash and services valued at $2,565. The estimated fair value of services provided was determined by the Board of Directors.

   On October 15, 1997, the Company completed a plan of recapitalization which converted the 374 shares of Class B common stock to 536 shares of Class A common stock. Subsequent to the conversion the Class B common stock was retired.

   On November 12, 1997, the Company issued 1,618.6144 shares of common stock for each share of Class A common stock held by stockholders at such date. Upon the issuance of the 2,891,248 shares of common stock, 1,786 shares of Class A common stock were retired.

                             LIFEMINDERS.COM, INC.

   On November 12, 1997, the Company converted a $200,000, 7% Nonassignable Convertible Note into 321,250 shares of common stock.

   On November 12, 1997, the Company issued one non-employee options to purchase 62,500 shares of common stock for $100 in connection with a consulting agreement for services to raise capital for the Company. These options had a fair value of $38,000 which were recorded as direct issuance costs and offset against the proceeds. The options were exercised on November 12, 1997. The estimated fair value of the options were determined using the American Black-Scholes Model.

   In June 1998, the Company purchased 62,500 shares of common stock at $0.01 per share from the founders of the Company. These treasury shares were re-issued as result of one non-employee exercising a stock option granted during 1997 in the Series A mandatorily redeemable convertible preferred stock issuance. The total exercise price was $1.00.

   On November 19, 1999, the Company sold 4,830,000 shares of common stock at an initial offering price of $14.00 and raised net proceeds of $61,715,454.

 Mandatorily Redeemable Convertible Preferred Stock

   As of December 31, 1998, the Company had authorized two classes of mandatorily redeemable convertible preferred stock: Series A and Series B.

   The Company issued 1,000,000 shares of Series A mandatorily redeemable convertible preferred stock on November 12, 1997 for $1.00 per share. In conjunction with this preferred stock sale, the Company issued warrants to purchase 1,000,000 shares of Series B mandatorily redeemable convertible preferred stock at $1.00 per share with an estimated fair value of $51,000 determined using the American Black-Scholes Model.

   On June 17, 1998, the Company issued 1,000,000 shares of Series B preferred stock at $1.00 per share for total proceeds of $1,000,000 resulting from the exercise of the Series B preferred stock warrants granted in 1997.

   On January 29, 1999, the Company issued 2,620,373 shares of Series C convertible preferred stock at an approximate price of $1.53 per share and total proceeds of $4,000,000.

   On May 28, 1999, the Company Amended and Restated its Articles of Incorporation to authorize 2,252,874 shares of Series D mandatorily redeemable convertible preferred stock and issued 2,252,874 shares of Series D convertible preferred stock at an approximate price of $4.71 per share and total proceeds of $10,600,000.

   On September 22, 1999, the Company amended and restated its Articles of Incorporation to authorize 2,791,993 shares of Series E mandatorily redeemable convertible preferred stock. On September 23, 1999, the Company issued 2,791,993 shares of Series E mandatorily redeemable convertible preferred stock at an approximate price of $8.09 per share for total proceeds of approximately $22.6 million.

   All series of manditorily redeemable convertible preferred stock had the same redemption date and rights. The redemption price was equal to the original issuance price, plus all accrued but unpaid dividends. For the years ended December 31, 1998 and 1999, the preferred stock carrying value has been accreted to increase the carrying value for cumulative dividends and a portion of direct issuance costs. All series of mandatorily redeemable convertible preferred stock had cumulative preferred dividends of $0.08 per share annually.

                             LIFEMINDERS.COM, INC.

   On November 19, 1999, concurrent with the Company's initial public offering, the Company converted all outstanding shares of Series A, B, C, D and E preferred stock. At December 31, 1998 the conversion ratio was 1 to 1. During 1999, the conversion ratio was adjusted to 5 for 4, giving effect to the October 21, 1999 common stock split.

7. Stock Options

 Stock Option Plan for Employees and Non-employees

   During 1998, the Company adopted the 1998 Stock Option Plan (the Plan), under which incentive stock options and nonstatutory stock options may be granted to employees, directors and consultants of the Company.

   The Plan is administered by a committee appointed by the Board of Directors. The options are not transferable and are subject to various restrictions outlined in the Plan. The committee determines the number of options granted to employees, directors, or consultants, the vesting period and the exercise price. The exercise price for stock options granted shall not be less than the fair value per share of common stock on the date of such grant for incentive stock options and not less than 85% of the fair value per share of common stock on the date of such grant for nonstatutory stock options.

   The Board of Directors had reserved originally 776,250 shares of common stock to grant options under the Plan. Options granted under the Plan vest over a four year period and expire ten years after the grant date. In the January 29, 1999 and May 28, 1999 Amendments to the Articles of Incorporation, the number of common stock shares reserved under the Plan was increased to 1,420,070 and 2,045,070 shares, respectively. The reserved shares were further increased by 875,000 shares effective September 22, 1999 resulting in a total of 2,920,070 shares of common stock available and reserved for issuance under the plan.

 Accounting for Stock Options Issued to Employees

   The following table summarizes stock option activity for option grants:

                                                                    Option Price
                                        Number of  Weighted Average  Range Per
                                         Shares     Exercise Price     Share
                                        ---------  ---------------- ------------
   December 31, 1997...................       --        $ --        $        --
   Grants..............................   469,000        0.80               0.80
   Exercises...........................       --          --                 --
   Cancellations.......................   (15,625)       0.80               0.80
                                        ---------       -----       ------------
   December 31, 1998...................   453,375        0.80               0.80
   Grants.............................. 2,971,684        7.15         0.80-35.50
   Exercises...........................  (112,500)       0.80               0.80
   Cancellations.......................  (624,382)       1.99         0.80-10.00
                                        ---------       -----       ------------
   December 31, 1999................... 2,688,177       $7.55       $0.80-$35.50
                                        =========       =====       ============

   These options will expire if not exercised at specific dates ranging from March 2008 to December 2009 and the weighted-average remaining contractual life of the options outstanding is approximately ten years. At December 31, 1998, there were no outstanding options which were exercisable. At December 31, 1999, 392,883 outstanding options were exercisable. Management estimates that stock options granted prior to December 31, 1998 have been either equal to or in excess of the estimated fair value of the underlying common stock and therefore no compensation expense was recognized. During 1999 and prior to the Initial Public Offering, the Company has estimated the fair value of the underlying common stock on the date of grant

                             LIFEMINDERS.COM, INC.

was, in some instances, in excess of the exercise price for the options granted during the year ended December 31, 1999. As a result, the Company recorded deferred compensation of $5,701,934 for the year ended December 31, 1999. This amount was recorded as a reduction to stockholders' equity (deficit) and is being amortized as a charge to operations over the vesting period of the stock options. For the year ended December 31, 1999, the Company recognized $625,042 of employee stock compensation expense related to these options.

   Annual amortization of deferred stock compensation for stock options outstanding as of December 31, 1999, is approximately $1,425,500, $1,425,500, $1,425,500, and $800,400, for the years ending December 31, 2000, 2001, 2002 and 2003, respectively.

   For disclosure purposes, the fair value of each stock option granted is estimated on the date of grant using the American Black-Scholes option-pricing model with the following weighted average assumptions used for stock options granted in 1998 and 1999; no annual dividends, volatility of 0% and 207%, risk-free interest rate ranging from 4.66% to 6.06% and expected life of one to four years. The weighted-average fair value of the stock options granted in 1998 and 1999 were $0.80 and $7.55, respectively.

   Under the above model, the total value of the stock options granted in 1998 and 1999, respectively was $53,704 and $3,660,770, respectively, which would be amortized on a pro forma basis over the option vesting period. SFAS No. 123 "Accounting for Stock-Based Compensation" encourages adoption of a fair value based method for valuing the cost of stock-based compensation. However, it allows companies to continue to use the intrinsic value method for options granted to employees and disclose pro forma net loss per share and loss per share. Had the Company determined compensation cost for this plan in accordance with SFAS No. 123, the Company's pro forma net loss for the years ended December 31, 1998 and 1999, would have been $1,956,067, and $32,213,549, respectively, and the pro forma basic and diluted loss per common share would have been $0.65, and $6.38, respectively.

8. Income Taxes

   The provision (benefit) for income taxes consists of the following for the following periods:

                                                 Year Ended December 31,
                                             ----------------------------------
                                               1997       1998         1999
                                             ---------  ---------  ------------
   Current provision........................ $     --   $     --   $        --
   Deferred benefit.........................  (153,363)  (638,315)  (11,864,132)
                                             ---------  ---------  ------------
                                              (153,363)  (638,315)  (11,864,132)
   Change in valuation allowance............   153,363    638,315    11,864,132
                                             ---------  ---------  ------------
   Total provision for income taxes......... $     --   $     --   $        --
                                             =========  =========  ============

   The Company's deferred tax assets at December 31, 1998 and 1999, which consist primarily of net operating loss carryforwards are $791,678, and $12,655,810 respectively, are offset by a full valuation allowance. Based upon the Company's limited operating history and management's expectation of future profitability, management believes, based upon the evidence available, that a full valuation allowance is necessary. The Company's net operating loss carryforwards of $1,922,365 and $28,074,856 at December 31, 1998 and 1999,
respectively, begin expiring in 2012.

                             LIFEMINDERS.COM, INC.

9. Leases

   During June 1999, the Company entered into a lease for office space in Herndon, Virginia. The lease ends August 31, 2004 and has minimum annual lease payments of $226,695 for the first year and are increased an annual rate of 3.0%. In accordance with the lease agreement, the Company is required to have a letter of credit as a security deposit throughout the lease term. On June 18, 1999, the Company entered into a letter of credit for $100,000, which expires November 11, 2000. The letter automatically renews on an annual basis if notice is not received within 60 days of the anniversary date until final expiration on November 11, 2004.

   In addition, during August 1999, the Company entered into a one-year lease for office space in Herndon, Virginia which has minimum annual payments of $51,600 and ends during August 2000. This lease was previously a month-to-month lease.

   In addition, during December 1999, the Company entered into a one-year lease for office space in Herndon, Virginia which has minimum annual payments of $30,563 and ends during December 2000.

   Future minimum lease payments under non-cancelable operating leases as of December 31, 1999 are as follows:

                                                                        Amount
                                                                      ----------
      2000........................................................... $  291,042
      2001...........................................................    237,290
      2002...........................................................    244,409
      2003...........................................................    251,741
      2004...........................................................    149,793
                                                                      ----------
                                                                      $1,174,275
                                                                      ==========

   Rent expense was $0, $38,317, and $177,930 for the years ended December 31, 1997, 1998 and 1999, respectively.

   In December 1999, the Company entered into a capital lease agreement for approximately $1.6 million in exchange for server equipment. The lease term commenced in December 1999 and terminates on January 5, 2002. Upon the expiration of the lease term, the Company has the option to purchase the leased equipment for $1. Monthly payments are $75,476 commencing on January 5, 2000. The Company is obligated for the following minimum capital lease payments that have non-cancelable lease terms in excess of one year:

                                                                       Amount
                                                                     ----------
      2000.......................................................... $  905,708
      2001..........................................................    981,185
                                                                     ----------
      Total minimum lease payments..................................  1,886,893
        Less: amount representing interest..........................    256,748
        Less: current portion.......................................    724,111
                                                                     ----------
      Long-term portion of capital lease obligation................. $  906,034
                                                                     ==========

10. Related Party Transactions

   During 1997, two stockholders loaned $53,319 to assist the Company in paying its obligations. The Company repaid $53,919 during 1997. At December 31, 1997, an outstanding loan balance of $24,636 was forgiven by the stockholders and recorded as additional paid-in capital by the Company.

                             LIFEMINDERS.COM, INC.

   During 1998 and 1999, the Company incurred $84,000 and $84,000, respectively, in contractor expenses from a company in which a shareholder of the Company is also the President of the company which that provided the services.

   During 1998 and 1999, the Company incurred $18,000 and $202,644, respectively, in consulting expenses from a company in which a shareholder of the Company is also the President of the company which provided the services. During 1999, the Company paid $150,000 to terminate the consulting agreement.

11. Basic and Diluted Loss per Common Share:

   The Company implemented SFAS No. 128, Earnings Per Share, in 1998, which requires certain disclosures relating to the calculation of earnings per common share. The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations.

   Basic and diluted net loss per common share:

                                              Year ended December 31,
                                         ------------------------------------
                                           1997        1998          1999
                                         ---------  -----------  ------------
      Net loss available to common
       stockholders..................... $(479,100) $(2,104,243) $(32,764,939)
                                         =========  ===========  ============
      Weighted-average shares of common
       stock shares outstanding......... 2,530,228    3,275,000     5,230,826
                                         =========  ===========  ============
      Basic and diluted net loss per
       common share..................... $   (0.19) $     (0.64) $      (6.26)
                                         =========  ===========  ============

   For the year ended December 31, 1997, 1,000,000 shares of preferred stock, which are convertible into 1,250,000 shares of common stock, are not included in the computation of diluted earnings per share as a result of their antidilutive effect. For the year ended December 31, 1998 and 1999, options to purchase 453,375 and 2,688,177 shares of common stock at weighted average exercise prices of $0.80 and $7.55 per share, respectively. For the year ended December 31, 1998, 2,000,000 shares of preferred stock, which are convertible into 2,500,000 shares of common stock, are not included in the computation of diluted earnings per share as a result of their antidilutive effect.

12. Commitments

   During the year ended December 31, 1999, the Company entered into various agreements for future advertising which aggregate to approximately $25.7 million. As of December 31, 1999, the Company has prepaid approximately $6.3 million in connection with these agreements. The term of the agreements range from one to nine months.

13. Subsequent Events

 Secondary Public Offering

   On February 8, 2000, the Company completed its secondary public offering of 2,767,500 shares of common stock at a public offering price of $33.00 per share and raised net proceeds of approximately $86.1 million.

 Legal Proceeding

   On February 4, 2000, the Company was sued for breach of contract and misappropriation of trade secrets. The lawsuit alleges that the Company breached the terms of a Non-Disclosure Agreement and used confidential business information in the development of a new service offering. The Company denies the allegations, believes they are without merit and intends to defend the lawsuit vigorously. The Company believes the outcome of this lawsuit will not have a material impact on its operations, cash flows or financial position.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of LifeMinders.com, Inc.:

   Our audits of the financial statements referred to in our report dated February 10, 2000, appearing in this Annual Report on Form 10-K of LifeMinders.com, Inc. also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

                                          /s/ PricewaterhouseCoopers LLP
McLean, Virginia
February 10, 2000

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                           Balance at Additions
                           Beginning  Charged to            Balance at End
       Description         of Period   Expenses  Deductions   of Period
       -----------         ---------- ---------- ---------- --------------
Allowance for doubtful
 accounts
  December 31, 1997.......   $  --    $     --     $ --       $     --
  December 31, 1998.......      --          --       --             --
  December 31, 1999.......      --      493,992      --         493,992

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Herndon, Virginia on the 24th day of February 2000.

                                          LIFEMINDERS.COM, INC.

                                               /s/ Stephen R. Chapin, Jr.
                                          By: _________________________________
                                                   Stephen R. Chapin, Jr.
                                               President and Chief Executive
                                                          Officer

                               POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Stephen R. Chapin, Jr. and Joseph S. Grabias and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

             Signature                           Title                   Date
             ---------                           -----                   ----

   /s/ Stephen R. Chapin, Jr.        Chairman of the Board         February 24, 2000
____________________________________  President and Chief
       Stephen R. Chapin, Jr.         Executive Officer
                                      (Principal Executive
                                      Officer)

     /s/ Joseph S. Grabias           Vice President and Chief      February 24, 2000
____________________________________  Financial Officer
         Joseph S. Grabias            (Principal Financial
                                      Officer)

    /s/ E. Rogers Novak, Jr.         Director                      February 24, 2000
____________________________________
        E. Rogers Novak, Jr.

      /s/ B. Gene Riechers           Director                      February 24, 2000
____________________________________
          B. Gene Riechers

    /s/ Douglas A. Lindgren          Director                      February 24, 2000
____________________________________
        Douglas A. Lindgren

      /s/ Philip D. Black            Director                      February 24, 2000
____________________________________
          Philip D. Black

   /s/ Jonathan B. Bulkeley          Director                      February 24, 2000
____________________________________
        Jonathan B. Bulkeley

                               INDEX TO EXHIBITS

 Exhibit                                                                   Page
   No.                             Description                             No.
 -------                           -----------                             ----
   3.1   Restated Certificate of Incorporation.*

   3.2   Bylaws.*

   4.1 Second Amended and Restated Registration Rights Agreement, dated as of September 23, 1999, among the Company and the Series E investors.**

  10.1 E-Commerce Agreement between the Company and Lycos, Inc. dated as of August 25, 1999. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission)**

  10.2   Office Building Lease Agreement between the Company and Sovran
          Limited Company dated June 11, 1999.**

  10.3   Trustee License Agreement between the Company and Trust
          Universal Standards in Electronic Transactions dated March 12,
          1999.**

  10.4 Starter Kit Loan and Security Agreement, as amended, between the Company and Imperial Bank dated November 10, 1998.**

  10.5   Employment Agreement between the Company and Stephen R. Chapin,
          Jr. dated November 12, 1997.**

  10.6   Employment Agreement between the Company and John Chapin dated
          November 1, 1997.**

  10.7   Release and Settlement dated July 15, 1999 among the Company,
          Frans Kok and Johan Hekeelar, Inc.**

  10.8 Consulting Agreement between the Company and Lordhill Company dated June 1, 1997, as amended on November 18, 1997, as amended on March 27, 1998, and as amended on January 29, 1999.**

  10.9   The Company's 1998 Stock Option Plan.**

  10.10  Form of Lock-up Agreement between the Company and Hambrecht &
          Quist LLC, FleetBoston Robertson Stephens Inc., Thomas Weisel
          Partners LLC and PaineWebber Incorporated.**

  23.1   Consent of PricewaterhouseCoopers LLP, independent accountants.

  24     Power of Attorney (filed as part of signature page).

  27     Financial Data Schedule.

--------
  * Incorporated by reference to the Company's Registration Statement on Form S-1 as filed with the SEC on September 24, 1999. (File No. 333-87785).

 ** Incorporated by reference to Amendment No. 1 to the Company's Registration
    Statement on Form S-1 as filed with the SEC on October 29, 1999 (File No. 3233-87785).

*** Incorporated by reference to Amendment No. 3 to the Company's Registration
    Statement on Form S-1 as filed with the SEC on November 17, 1999 (File No. 333-87785).