Form 10-K405/A
period 1999-12-31
LIFEMINDERS COM INC
filed 2000-04-04
CIK 1079270

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                  FORM 10-K/A
(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

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

                    Common Stock, Par Value $0.01 Per Share

                               ----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicated by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on February 22, 2000, as reported on the Nasdaq National Market, was approximately $386,341,937 (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the Registrant's Common Stock.

   As of February 22, 2000, the Registrant had 23,123,101 outstanding shares of Common Stock.

   This Form 10-K/A is being filed to include the fifth paragraph on page 20.

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

   General and administrative. General and administrative expenses increased 496% from approximately $727,000 for the year ended December 31, 1998 to approximately $4.3 million for the year ended December 31, 1999. This increase is primarily the result of our rapid growth and expansion, requiring additional personnel and related fringe benefit expenses, rent, legal services, consulting services and other administrative support expenses as well as an increase in expense for doubtful accounts as a result of an increase in accounts receivable.

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

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Herndon, Virginia on the 4th day of April 2000.

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

             Signature                           Title                 Date
             ---------                           -----                 ----

   /s/ Stephen R. Chapin, Jr.        Chairman of the Board         April 4, 2000
____________________________________  President and Chief
       Stephen R. Chapin, Jr.         Executive Officer
                                      (Principal Executive
                                      Officer)

     /s/ Joseph S. Grabias           Vice President and Chief      April 4, 2000
____________________________________  Financial Officer
         Joseph S. Grabias            (Principal Financial
                                      Officer)

                 *                   Director                      April 4, 2000
____________________________________
        E. Rogers Novak, Jr.

                 *                   Director                      April 4, 2000
____________________________________
          B. Gene Riechers

                 *                   Director                      April 4, 2000
____________________________________
        Douglas A. Lindgren

                 *                   Director                      April 4, 2000
____________________________________
          Philip D. Black

                 *                   Director                      April 4, 2000
____________________________________
        Jonathan B. Bulkeley

    /s/ Stephen R. Chapin, Jr.
*By:___________________________
     Stephen R. Chapin, Jr.
        Attorney-in-fact