Form 10-Q
period 2000-03-31
LIFEMINDERS COM INC
filed 2000-05-15
CIK 1079270

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                ---------------


                                   FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ending March 31, 2000.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                      Commission File Number:  __________

                             LIFEMINDERS.COM, INC.
            (Exact name of registrant as specified in its charter)

           DELAWARE                                          52-1990403
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification Number)

   1110 Herndon Parkway, Herndon, VA                            20710
(Address of principal executive offices)                      (Zip Code)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE IS (703) 707-8261

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The number of shares of the Registrant's Common Stock outstanding as of May 4, 2000 was 23,649,269.

                             LIFEMINDERS.COM, INC.

                                     INDEX

                                                                                               Page No.
                                                                                               --------
PART I -  FINANCIAL INFORMATION..................................................................    1

Item 1.   Financial Statements...................................................................    4

Item 2.   Management's Discussion And Analysis Of Financial Condition And Results of Operations..    8

Item 3.   Quantitative and Qualitative Disclosure about Market Risk..............................   19

PART II - OTHER INFORMATION......................................................................   21

Item 1.   Legal Proceedings......................................................................   21

Item 2.   Change in Securities...................................................................   21

Item 3.   Defaults Upon Senior Securities........................................................   21

Item 4.   Submission of Matters to a Vote of Securities Holders..................................   21

Item 5.   Other Information......................................................................   21

Item 6.   Exhibits and Reports on Form 8-K.......................................................   21



PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements



                             LIFEMINDERS.COM, INC.

                          CONSOLIDATED BALANCE SHEETS


                                                                         December 31,              March 31,
                                                                             1999                    2000
                                                                         ------------             ------------
                                                                                                  (Unaudited)
                            Assets
Current assets:
Cash and cash equivalents ......................................       $  55,524,189            $  87,268,922
Marketable securities ..........................................           1,968,203               30,618,650
Accounts receivable, net of allowance for doubtful accounts of
       $493,992 and $1,131,610..................................           6,526,264                9,070,209
Prepaid expenses and other current assets ......................           6,769,673                3,990,110
                                                                       -------------            -------------
Total current assets ...........................................          70,788,329              130,947,891

Property and equipment, net ....................................           5,379,992                9,985,599
Intangible assets ..............................................                  --               33,028,603
Investments in unconsolidated entities .........................                  --                3,738,671
Other assets ...................................................             688,863                  827,110
                                                                       -------------            -------------
Total assets ...................................................       $  76,857,184            $ 178,527,874
                                                                       =============            =============

                Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable ...............................................       $   3,121,247            $   5,132,797
Accrued expenses ...............................................           5,989,850                5,826,506
Deferred revenue ...............................................             243,354                  387,209
Notes payable ..................................................              80,993                  493,794
Capital lease obligations ......................................             724,111                  996,636
                                                                       -------------            -------------
Total current liabilities ......................................          10,159,555               12,836,942
Notes payable, net of current portion ..........................              74,243                1,629,746
Capital lease obligations, net of current portion ..............             906,034                  984,845
Deferred rent ..................................................              40,415                   41,905
                                                                       -------------            -------------
Total liabilities ..............................................          11,180,247               15,493,438
                                                                       -------------            -------------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; 9,665,240 shares authorized at December 31, 1999 and March 31, 2000, no shares issued and
   outstanding at December 31, 1999 and March 31, 2000 .........                  --                       --
  Common stock, $.01 par value; 60,000,000 shares authorized;
   20,299,039 and 23,576,410 shares issued and outstanding at
   December 31, 1999 and March 31, 2000, respectively ..........             202,990                  235,764
Additional paid-in capital .....................................         104,621,740              219,162,774
Deferred compensation on employee stock options ................          (5,076,892)              (4,720,521)
Accumulated deficit ............................................         (34,070,901)             (51,643,581)
Total stockholders' equity .....................................          65,676,937              163,034,436
                                                                       -------------            -------------
Total liabilities and stockholders' equity .....................       $  76,857,184            $ 178,527,874
                                                                       =============            =============

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                             LIFEMINDERS.COM, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                  For the three months ended
                                                                           March 31,
                                                                1999                    2000
                                                             -----------             -----------
                                                             (Unaudited)             (Unaudited)
Revenue:
Advertising ........................................       $    10,024             $  7,754,908
Opt-in .............................................            13,298                3,249,333
                                                           -----------             ------------
Total revenue ......................................            23,322               11,004,241
Cost of revenue ....................................            98,514                  719,905
                                                           -----------             ------------
Gross margin (loss) ................................           (75,192)              10,284,336
                                                           -----------             ------------
Operating expenses:
Sales and marketing ................................         1,081,501               24,715,040
Research and development ...........................           220,075                1,494,490
General and administrative .........................           270,757                2,995,010
                                                           -----------             ------------
Total operating expenses ...........................         1,572,333               29,204,540
                                                           -----------             ------------
Loss from operations ...............................        (1,647,525)             (18,920,204)
Interest income, net ...............................            22,780                1,372,697
Loss from investment in unconsolidated entities ....                --                  (25,173)
                                                           -----------             ------------
Net loss ...........................................        (1,624,745)             (17,572,680)
Accretion on mandatorily redeemable convertible
 preferred stock ...................................          (100,046)                      --
                                                           -----------             ------------

Net loss available to common
 shareholders ......................................       $(1,724,791)            $(17,572,680)
                                                           ===========             ============
Basic and diluted net loss per common
 share .............................................       $     (0.53)            $      (0.80)
                                                           ===========             ============
Basic and diluted weighted average common
 shares and common share equivalents ...............         3,275,000               21,966,393
                                                           ===========             ============


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                             LIFEMINDERS.COM, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     For the three months ended
                                                                               March 31,
                                                                       1999              2000
                                                                    -----------       -----------
                                                                    (Unaudited)       (Unaudited)
Cash flows from operating activities:
 Net loss ......................................................  $(1,624,745)      $(17,572,680)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
 Depreciation ..................................................       12,210            616,259
 Allowance for doubtful accounts receivable ....................           --            637,618
 Amortization of deferred compensation on employee
  stock options ................................................       11,055            356,371
 Loss from unconsolidated entities .............................           --             25,173
 Changes in assets and liabilities, net of effects for
  acquisitions:
 Accounts receivable ...........................................      (15,798)        (3,181,564)
 Prepaid expenses and other assets .............................           --          1,668,673
 Accounts payable ..............................................      417,570          1,635,356
 Accrued expenses ..............................................       32,284           (272,345)
 Deferred revenue ..............................................        2,500           (129,250)
 Deferred rent .................................................           --              1,490
                                                                  -----------       ------------
   Net cash used in operating activities .......................   (1,164,924)       (16,214,899)
                                                                  -----------       ------------
Cash flows from investing activities:
 Acquisition of property and equipment .........................     (157,210)        (4,392,101)
 Purchase of marketable securities .............................           --        (49,650,447)
 Proceeds from sales of marketable securities...................           --         21,000,000
 Payments for investments in unconsolidated entities ...........           --         (3,763,844)
 Payments for acquisitions, net of cash acquired ...............           --         (2,518,717)
                                                                  -----------       ------------
 Net cash used in investing activities .........................     (157,210)       (39,325,109)
                                                                  -----------       ------------
Cash flows from financing activities:
 Issuance of preferred stock, net of issuance costs ............    3,911,159                 --
 Proceeds from issuance of note payable ........................      161,986          1,415,318
 Payments of note payable ......................................           --            (20,248)
 Payments of capital lease obligations .........................           --           (179,948)
 Proceeds from issuance of common stock, net of
  issuance costs ...............................................           --         85,898,389
 Proceeds from exercise of stock options .......................           --            171,230
                                                                  -----------       ------------
 Net cash provided by financing activities .....................    4,073,145         87,284,741
                                                                  -----------       ------------
Net increase in cash and cash equivalents ......................    2,751,011         31,744,733
Cash and cash equivalents, beginning of period .................      232,073         55,524,189
                                                                  -----------       ------------
Cash and cash equivalents, end of period .......................  $ 2,983,084       $ 87,268,922
                                                                  ===========       ============

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                             LIFEMINDERS.COM, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  The Company

    LifeMinders.com, Inc. (the Company), a Delaware corporation, is an online direct marketing company that provides personalized content and advertisements via e-mail to a community of members. E-mail messages contain reminders and tips that enable the Company's members to better organize and manage their lives. Proprietary member information and targeting capabilities provide advertising partners the opportunity to more effectively reach their target audiences.

    On February 8, 2000, the Company completed its follow-on public offering of 2,767,500 shares of common stock at a price of $33.00 per share and raised net proceeds of $85.9 million.

2.  Basis of Presentation

    The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, financial statements included in this report reflect all normal recurring adjustments which the Company considers necessary for the fair presentation of the results of operations for the interim periods covered, and of the financial position of the Company at the date of the interim balance sheet. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to understand the information presented. The operating results for interim periods are not necessary indicative of the operating results for the entire year. These financial statements should be read in conjunction with the Company's Form 10-K annual report for the fiscal year ended December 31, 1999. All material intercompany transactions have been eliminated in consolidation.

3.  Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

    Highly liquid investments having original maturities of 90 days or less at the date of acquisition are classified as cash equivalents. The carrying value of cash equivalents approximates fair value.

Marketable Securities

    Marketable securities include investments in commercial paper whose original maturity dates exceed three months. The maturity of the marketable securities range from 91 days to ten months. Marketable securities are classified as held-to-maturity and are accounted for at amortized cost. Accordingly, no unrealized gain or loss has been reflected in the Company's financial statements. At March 31, 2000 and December 31, 1999, the costs of marketable securities approximate their fair value.

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

Revenue Recognition

      Advertising

           Advertising arrangements consist primarily of advertisements that are displayed within the Company's e-mails. Generally, advertisers pay the Company and the Company recognizes revenue on a per e-mail basis, based on the number of e-mails delivered to members in which the advertisements are displayed. From time to time, the Company may guarantee a minimum number of e-mails to be delivered containing an advertisement directed at a specific group. Under these contracts, the Company is not required to forfeit fees received for e-mails previously delivered and the Company has historically fulfilled the guaranteed minimum number of e-mails. The Company may also guarantee a minimum number of sales orders for the advertiser based on the e-mails delivered. Under these contracts the Company defers all revenue until notification is received from the advertiser that the minimum number of sales orders have been achieved by the advertiser. In addition, the Company may provide advertisers the opportunity for the exclusive right to sponsor advertisements within a specific e-mail category for a specified period of time for a fixed fee. Under these contracts the Company recognizes revenue during the period the advertisement is displayed in the Company's e-mails since there is no obligation to provide a minimum number of e-mails for that individual advertiser during the specific period. The Company's advertising contracts generally have average terms ranging from one to twelve months.

           Advertising revenue also includes barter transactions, where the Company exchanges advertising space on its e-mails for reciprocal advertising space or traffic on other Web sites. Revenue from these barter transactions is recorded at the estimated fair value of the advertisements delivered and is recognized when the advertisements are included in the Company's e- mails. No gain or loss results from these barter transactions as the revenue recognized equals the advertising costs incurred. For the three months ended March 31, 1999 and 2000, respectively, the Company did not enter into any barter arrangements.

      Opt-in Services

           Revenue is recognized as affirmative member responses to advertisers' newsletters and other promotions offered during the Company's sign up process are delivered to the Company's opt-in partners. The Company derives revenue from its services through fees that its opt-in advertising partners pay. The Company records revenue net of estimated duplicate member responses to its opt-in partners' newsletters and other promotions. Duplicate member responses are names, generally in the form of e-mail addresses, that the Company provides to opt-in advertising partners for which the Company's members have previously registered either through the Company's sign up process or with the Company's opt-in advertising partners directly. For the three months ended March 31, 2000, revenue was recorded net of approximately $630,000 for estimated duplicate member responses to the Company's opt-in partners' newsletters and other promotions. The Company did not have any opt-in revenue for the three months ended March 31, 1999.

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

    No one customer exceeded 10% of the Company's revenue and accounts receivable at March 31, 1999 or 2000.

Income Taxes

    The Company is subject to federal and state income taxes and recognizes deferred taxes using the liability approach under which deferred income taxes are calculated based on the differences between the financial and tax bases of assets and liabilities based upon enacted tax laws and rates applicable to the periods in which the taxes become payable. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

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

Certain Risks and Uncertainties

    The Company is subject to all the risks inherent in an early stage business in the technology industry. The risks include, but are not limited to, limited operating history, limited management resources, reliance on distribution arrangements for software based products for revenue where acceptance of the Company's service on the Internet is uncertain, reliance on relationships with a limited number of customers, dependence on the Internet and related security risks and the changing nature of the Internet industry.


Segment Reporting

    The Company operates in one segment: the Internet and related services segment.

Recent Accounting Pronouncements

    In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC released SAB 101A, which delayed the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. We are required to be in conformity with the provisions of SAB 101, as amended by SAB 101A, no later than April 1, 2000. The Company believes its existing revenue recognition policies and procedures are in compliance with SAB 101 and therefore, SAB 101's adoption will have no material impact on the Company's financial condition, results of operations or cash flows.

4.  Basic and Diluted Loss per Common Share:

    The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations.

    Basic and diluted net loss per common share:


                                                     Three Months Ended
                                                          March 31,
                                              --------------------------------
                                                  1999                2000
                                              -----------         ------------
Net loss available to common
 stockholders............................     $(1,724,791)        $(17,572,680)
                                              ===========         ============
Weighted-average shares of common stock
 shares outstanding......................       3,275,000           21,966,393
                                              ===========         ============
Basic and diluted net loss per common
 share...................................     $     (0.53)        $      (0.80)
                                              ===========         ============

    Options to purchase 2,470,052 and 864,312 shares of common stock at weighted average exercise prices of $8.13 and $0.80 per share, respectively, have been excluded from the computation of diluted earnings per share as their effect would be anti-dilutive for the three months ended March 31, 2000 and 1999, respectively.

5.  Commitments

    During the three months ended March 31, 2000, the Company entered into various agreements for future advertising which aggregate to approximately $9.0 million. As of March 31, 2000, the Company has prepaid approximately $2.3 million in connection with these agreements. The terms of the agreements range from one to nine months.

6.  Acquisitions

    On March 29, 2000, the Company acquired WITI Corporation in a purchase business combination for $29.4 million, consisting of $2.0 million in cash, and 345,800 shares of the Company's common stock valued at $27.4 million based on the average price of the Company's common stock two days prior to, the day of and two days subsequent to the announcement of the business combination and the assumption of $ 2.2 million in liabilities. The Company's preliminary purchase price allocation of $ 29.4 million was allocated $0.9 million to tangible assets and $ 28.5 million to intangible assets including core technology, assembled workforce, agreements not to compete, patents and goodwill. The Company believes the weighted average useful life of the intangible assets, based upon the final purchase allocation, will approximate three years and anticipates its final allocation of the purchase price will be complete during the first half of 2000.

    On March 14, 2000, the Company acquired PleaseRSVP.com,, in a purchase business combination for a purchase price of approximately $3.5 million, consisting of $500,000 in cash and 40,000 shares of the Company's common stock valued at $3.0 million based on the average price of the Company's common stock two days prior to, the day of and two days subsequent to the consummation of the business combination. The Company allocated the entire purchase price to intangible assets including core technology, assembled workforce and goodwill. The Company will amortize these intangible assets over three years.

    The following unaudited proforma consolidated results of operations for the three months ended March 31, 2000 and 1999 are presented as though WITI Corporation and PleaseRSVP.com had been acquired at the beginning of 1999, after giving effect to purchase accounting adjustments relating to interest and amortization of intangible assets.


                                                Three Months Ended
                                                     March 31,
                                         --------------------------------
                                             2000                1999
                                         -----------         ------------


      Revenue.........................   $1,457,087           $   23,322
                                         ===========          ==========

      Net loss........................   $20,937,581          $4,733,772
                                         ===========          ==========
      Net loss per share..............   $     (0.94)         $    (1.29)
                                         ===========          ==========
      Weighted average common
        shares outstanding............   $22,357,374          $3,660,800
                                         ===========          ==========

    The proforma results of operations are not necessarily indicative of the results that would have occurred had the WITI Corporation and PleaseRSVP.com acquisitions been consummated on January 1, 1999, nor are they necessarily indicative of future operating results.

7.  Investments in Unconsolidated Entities

    On March 15, 2000, the Company acquired a 12% interest in an Internet-related astrology business for approximately $1.45 million in cash. The Company is accounting for this investment using the equity method since the Company can exercise influence over the operations of the investee as it has an option to purchase the remaining 88% of the investee on or before July 15, 2000. The equity method requires the Company to record its proportionate share of the investee's income or loss. For the three months ended March 31, 2000, the Company recorded $25,173 as a loss from investment in unconsolidated entities.

    On March 24, 2000, the Company acquired a 9% interest in an additional Internet-related shopping comparison business for $2.26 million in cash. The Company is accounting for this investment using the cost method since it cannot exercise any influence over the operations of the investee.


Item 2. Management's Discussion And Analysis Of Financial Condition And Results of Operations

    The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and in the section entitled "Risk Factors" of this Form 10-Q.

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

Advertising

    Advertising arrangements consist primarily of advertisements that are displayed within our e-mails. Generally, advertisers pay us and we recognize revenue on a per e-mail basis, based on the number of e-mails delivered to our members in which the advertisements are displayed. From time to time, we may guarantee a minimum number of e-mails to be delivered containing an advertisement directed at a specific group. Under these contracts, we are not required to forfeit fees received for e-mails previously delivered and we have historically fulfilled our guaranteed minimum number of e-mails. We may also guarantee a minimum number of sales orders for the advertiser based on the e-mails delivered. Under these contracts we defer all revenue until notification is received from the advertiser that the minimum number of sales orders have been achieved by the advertiser. In addition, we may provide advertisers the opportunity for the exclusive right to sponsor advertisements within a specific e-mail category for a specified period of time for a fixed fee. Under these contracts we recognize revenue during the period the advertisement is displayed in our e-mails since there is no obligation to provide a minimum number of e-mails for that individual advertiser. Our advertising contracts generally have average terms ranging from one to twelve months.

    Advertising revenue may include barter transactions, where we exchange advertising space on our e-mails for reciprocal advertising space or traffic on other Web sites. Revenue from these barter transactions is recorded at the estimated fair value of the advertisements delivered and is recognized when the advertisements are included in our Company's e-mails. No gain or loss results from these barter transactions as the revenue recognized equals the advertising costs incurred. For the three months ended March 31, 1999 and 2000, respectively, we did not enter into any barter arrangements.

Opt-in Services

    Revenue is recognized as affirmative member responses to advertisers' newsletters and other promotions offered during our sign up process are delivered to our opt-in partners. We derive revenue from our services through fees that our opt-in advertising partners pay. We record revenue net of estimated duplicate member responses to our opt-in partners' newsletters and other promotions.

    Duplicate member responses are names, generally in the form of e-mail addresses, that we provide to opt-in advertising partners for which our members have previously registered either through our sign up process or with our opt-in advertising partners directly. For the three months ended March 31, 2000, revenue was recorded net of approximately $630,000 for estimated duplicate member responses to our opt-in partners' newsletters and other promotions. We did not have any opt-in revenue for the three months ended March 31, 1999.

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

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

    Revenue. Revenue increased from approximately $23,000 for the three months ended March 31, 1999 to approximately $11.0 million for the three months ended March 31, 2000. Advertising revenue increased approximately $7.7 million and opt-in revenue increased approximately $3.2 million. The increase in revenue was the result of our decision to revise our strategy from entering into arrangements with national retailers as distributors of our software-based product to an online direct marketing service that provides personalized content and advertisements via e-mail, which resulted in an increase in the number of advertisers as well as larger and longer term agreements with certain advertisers.

    Cost of revenue. Cost of revenue increased from approximately $99,000 for the three months ended March 31, 1999 to approximately $720,000 for the three months ended March 31, 2000. Our cost of revenue for the three months ended March 31, 2000 primarily consisted of expenses related to the maintenance of existing member profiles, the expansion of e-mail categories and depreciation of the computer systems necessary to operate our service. The increase in cost of revenue was primarily the result of an increase in depreciation expense of the computer equipment required to operate our service due to rapid growth in membership and an increase in the personnel in our Member Experience department, which is responsible for identifying, composing and editing the content delivered in our emails.

    Sales and marketing. Sales and marketing expenses increased from approximately $1.1 million for the three months ended March 31, 1999 to approximately $24.7 million for the three months ended March 31, 2000. This increase was primarily the result of a major expansion in our efforts to acquire new members through the purchase of banner advertisements and similar services on the Web, the increase in our sales and marketing staff, an increase in sales commissions related to the increase in revenue and an increase in advertising of our service.

    Research and development. Research and development expenses increased from approximately $220,000 for the three months ended March 31, 1999 to approximately $1.5 million for the three months ended March 31, 2000. This increase was primarily attributable to expansion of technical personnel and related recruiting fees, and an increase in professional fees to further develop and enhance our service and to house the computer network required to operate our service.

    General and administrative. General and administrative expenses increased from approximately $271,000 for the three months ended March 31, 1999 to approximately $3.0 million for the three months ended March 31, 2000. This increase is primarily the result of our rapid growth and expansion, requiring additional personnel and related fringe benefit expenses, rent, legal services, consulting services and other administrative support expenses as well as an increase in expense for doubtful accounts.

    Interest income, net. Interest income, net increased from approximately $23,000 for the three months ended March 31, 1999 to approximately $1.4 million for the three months ended March 31, 2000. This increase was due primarily to an increase in funds available for investment in short term investments during the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. The majority of the increase in funds was attributable to the approximately $147.6 million in net proceeds from our initial public offering in November 1999 and follow-on offering in February 2000.

    Interest expense for the three months ended March 31, 1999 and 2000, respectively, was immaterial.

    Loss from investment in unconsolidated entities. Loss from investment in unconsolidated entities consists of losses attributable to our 12% interest acquired on March 15, 2000 in an Internet-related business. During the three months ended March 31, 2000 we recorded losses totaling approximately $25,000.

    Income taxes. No income taxes have been recorded for any of the periods presented. We have provided a full valuation allowance on our deferred tax assets, consisting primarily of net operating loss carryforwards, because of the uncertainty regarding their potential realization.

    Accretion on mandatorily redeemable convertible preferred stock. Accretion on mandatorily redeemable convertible preferred stock decreased from approximately $100,000 for the three months ended March 31, 1999 to $0 for the three months ended March 31, 2000. The preferred stock carrying value for cumulative dividends and a portion of direct issuance costs on Series A, Series B, and Series C preferred stock resulted in the accretion. During the three months ended March 31, 1999, shares of Series A, Series B and Series C preferred stock were outstanding. During the three months ended March 31, 2000, no shares of preferred stock were outstanding as a result of their conversion into common stock concurrent with our initial public offering in November 1999.

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

Liquidity and Capital Resources

    Prior to our initial public offering in November 1999, we funded our operations primarily through the private placement of preferred equity securities. Our initial public offering raised approximately $61.7 million in net proceeds. In February 2000, we completed a follow-on offering which raised approximately $85.9 million in net proceeds. As of March 31, 2000, we had approximately $117.9 million of cash, cash equivalents and marketable securities. Outstanding equipment financing at March 31, 2000 totaled approximately $2.0 million. The outstanding principal balance of the equipment financing must be repaid in equal monthly installments through August 2002.

    Net cash used in operating activities was approximately $16.2 million for the three months ended March 31, 2000. Cash used in operating activities for the three months ended March 31, 2000 resulted primarily from net losses and increases in accounts receivable, which were partially offset by increases in accounts payable and accrued expenses. During the three months ended March 31, 2000, we entered into various agreements for future advertising which aggregate approximately $9.0 million in commitments. As of March 31, 2000, we had prepaid approximately $2.3 million in connection with these agreements.

    Net cash used in investing activities was approximately $39.3 million for the three months ended March 31, 2000. Cash used in investing activities for the three months ended March 31, 2000 was related to business acquisitions, investments in unconsolidated entities, marketable securities and property and equipment.

    Net cash provided by financing activities was approximately $87.3 million for the three months ended March 31, 2000. Cash provided by financing activities for the three months ended March 31, 2000 resulted primarily from the sale of of common stock in our follow-on public offering in February 2000 as well as the borrowings under notes payable.

    While we do not have any commitments for capital expenditures, we anticipate that we will continue to experience significant capital expenditures consistent with our anticipated growth in our member base. We anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future and that our operating expenses will be a material use of our cash resources. Also, we anticipate substantial expenditures and use of cash resources in our efforts to acquire new members. Additionally, we will continue to evaluate possible acquisitions of companies and investments in businesses, products and technologies that are complementary to us which may require the use of cash. We believe that our existing cash, cash equivalents and available credit facilities, will be sufficient to meet our anticipated cash needs for working capital, member acquisition expenses, investment or acquisition related expenditures and capital expenditures for the foreseeable future.

                                 RISK FACTORS

    In addition to the other information in this Form 10-Q, the following factors should be carefully considered in evaluating LifeMinders.com and our business. The risks and uncertainties described below are not the only ones facing our company and there may be additional risks that we do not presently know of or that we currently deem immaterial. All of these risks and uncertainties and actual results may differ materially from the results we discuss in the forward-looking statements. If any of the following risks actually occur, our business, financial condition, cash flow or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

We have incurred significant losses, we expect losses for the foreseeable future, and we may never become profitable.

    We have not achieved profitability in any previous quarter and expect to continue to incur operating losses for the foreseeable future. As of March 31, 2000, we had an accumulated deficit of approximately $51.6 million. We incurred net losses of approximately $0.5 million, $1.9 million and $31.6 million for the years ended December 31, 1997, 1998 and 1999, respectively, and a net loss of approximately $17.6 million for the three months ended March 31, 2000. Although our revenue has grown in recent quarters, we cannot be certain that we will be able to sustain these growth rates or that we will realize sufficient revenue to achieve profitability. We also expect to incur significant product development, sales and marketing and administrative expenses and, as a result, we expect to continue to incur losses. We will need to generate significant revenue to achieve profitability. We plan to increase our operating expenses as we continue to acquire new members, build infrastructure and create brand awareness. If our revenue growth is slower than we anticipate or our operating expenses exceed our expectations, our losses will significantly increase. Moreover, even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

    The market for e-mail advertising in general is vulnerable to the negative public perception associated with unsolicited e-mail, known as ''spam.'' Public perception, press reports or governmental action related to spam could reduce the overall demand for e-mail advertising in general, which could reduce our revenue and prevent us from achieving or sustaining profitability.

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

    Our ability to successfully create and deliver our e-mail messages depends in large part on the capacity, reliability and security of our networking hardware, software and telecommunications infrastructure. Failures of our network infrastructure could result in unanticipated expenses to address such failures and could prevent our members from effectively utilizing our services, which could prevent us from retaining and attracting members and advertisers. The hardware infrastructure on which our system operates is located at both PSINet and Global Crossings in Reston, Virginia. We do not currently have fully redundant systems or a formal disaster recovery plan. Our system is susceptible to natural and man-made disasters, including earthquakes, fires, floods, power loss and vandalism. Further, telecommunications failures, computer viruses, electronic break-ins or other similar disruptive problems could adversely affect the operation of our systems. Our insurance policies may not adequately compensate us for any losses that may occur due to any damages or interruptions in our systems. Accordingly, we could be required to make capital expenditures in the event of unanticipated damage.

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

    Many of our executive officers, including our Chief Financial Officer, Chief Technology Officer, Chief Operating Officer, Vice President, Marketing and Communications, and Vice President, Sales Administration have joined our company since January 1999. We may not successfully assimilate our recently hired officers and may not be able to successfully locate, hire, assimilate and retain qualified key management personnel, which could seriously harm our business by impairing our ability to implement our business strategy. Our business is largely dependent on the personal efforts and abilities of our senior management, including Stephen R. Chapin, Jr., our President, Chief Executive Officer and Chairman of the Board, and other key personnel. Many of our officers or employees can terminate their respective employment relationship at any time. The loss of these key employees or our inability to attract or retain other qualified employees could seriously harm our business.

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

Our results of operations and financial condition may be adversely affected if we do not successfully integrate current and future acquisitions into our operations.

    In order to respond to the competitive pressures of the online direct marketing industry and support our intended growth, we intend to focus on acquiring, or making significant investments in, additional companies, products and technologies that complement our business. We do not have any present understanding, nor are we having any discussions, relating to any significant acquisition or investment not disclosed herein. Our ability to compete effectively and support our intended growth may be adversely affected if we are not able to identify suitable acquisition candidates or investments or acquire companies or make investments on acceptable terms or at acceptable times. In addition, acquiring companies, products, services or technologies involves many potential difficulties and risks, including:

    . difficulty in assimilating them into our operations;

    . disruption of our ongoing business and distraction of our management and employees;

    . negative effects on reported results of operations due to acquisition-related charges and amortization of acquired technology and other intangibles; and

    . potential dilutive issuances of equity or equity-linked securities.

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

    Maintaining and expanding our member base and the number of our advertisers will require significant cash expenditures. If the cash on hand, cash generated from operations and existing loan and credit arrangements are not sufficient to meet our cash requirements, we will need to seek additional capital, which could result in significant costs and dilute the ownership interest of our stockholders and thereby adversely affect our stock price. Additional financing may not be available on terms favorable to us, or at all, which could result in significant costs to obtain the necessary capital and limit our ability to maintain and expand our member base and number of advertisers, or otherwise respond to competitive pressures. In addition, if we raise additional funds through the issuance of equity or equity-linked securities, the percentage ownership of our stockholders would be reduced. These securities may have rights, preferences or privileges senior to those of our stockholders. See ''Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources'' for a discussion of working capital and capital expenditures.

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

    In the past, following periods of market volatility in the price of a company's securities, security holders have instituted class action litigation. Many companies in our industry have been subject to this type of litigation. Our stock price has been volatile since our initial public offering in November 1999. If the market value of our stock experiences adverse fluctuations, and we become involved in this type of litigation, regardless of the outcome, we could incur substantial legal costs and our management's attention could be diverted, causing our business to suffer.

Our executive officers and directors have and may continue to have substantial voting control which will allow them to influence the outcome of matters submitted to stockholders for approval in a manner that may be adverse to your interests.

    Our executive officers, our directors and entities affiliated with them, in the aggregate, beneficially own approximately 50.6% of our outstanding common stock as of March 31, 2000. As a result, these stockholders will retain substantial control over matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control, which could have an adverse affect on our stock price.

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

                Risks Factors Related to the Internet Industry

Our business is in the online direct marketing industry and if we fail to adapt to rapid change in this industry or our internally developed systems cannot be modified properly for increased traffic or volume, our services may become obsolete and unmarketable.

    The online direct marketing industry is characterized by rapid change. The introduction of products and services embodying new technologies, the emergence of new industry standards and changing consumer needs and preferences could render our existing services obsolete and unmarketable. If we do not respond effectively to rapidly changing technologies, industry standards and customer requirements, the quality and reliability of the services we provide to our members and advertisers may suffer. We may experience technical difficulties that could delay or prevent the successful development, introduction or marketing of new products and services. In addition, any new enhancements to our products and services must meet the requirements of our current and prospective users. As a result, we could incur substantial costs to modify our services or infrastructure to adapt to rapid change in our industry, which could harm our financial results and cash flows.

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

    There is a substantial risk of litigation regarding intellectual property rights in Internet-related businesses and legal standards relating to the validity, enforceability and scope of protection of certain proprietary rights in Internet-related businesses are uncertain and still evolving. We may have to litigate in the future to enforce our intellectual property rights, protect our trade secrets or defend ourselves against claims of violating the proprietary rights of third parties. This litigation may subject us to significant liability for damages, result in invalidation of our proprietary rights, be time-consuming and expensive to defend, even if not meritorious, and result in the diversion of management time and attention. Any of these factors could adversely affect our business operations, financial results, condition and cash flows.

Government regulation and legal uncertainties of doing business on the Internet could significantly increase our costs and expenses.

    Laws and regulations that apply to Internet communications, commerce and advertising are becoming more prevalent and these laws and regulations could significantly increase the costs we incur in using the Internet to conduct our business. Recently, the United States Congress enacted Internet legislation regarding children's privacy, copyright and taxation. The European Union recently adopted a directive addressing data privacy that may result in limits on the collection and use of member information. A number of other laws and regulations may be adopted that regulate the use of the Internet, including user privacy, pricing, acceptable content, taxation, use of the telecommunications infrastructure and quality of products and services. The laws governing the Internet remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws, including those governing intellectual property, privacy, libel and taxation apply to the Internet and Internet advertising. In addition, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet. As a result of these uncertainties, we may incur unanticipated, significant costs and expenses that could harm our financial results, condition and cash flow.

Item 3  Quantitative and Qualitative Disclosure about Market Risk

    We do not currently hold any derivative instruments and do not engage in hedging activities and currently do not enter into any transactions denominated in a foreign currency. Thus, our exposure to foreign exchange fluctuations is minimal.

Interest Rate Risk

    Our exposure to market risk for changes in interest rates relate primarily to our marketable securities, which generally have maturities of one year or less. We do not use derivative financial instruments for speculative or trading purposes. We invest our excess cash in short-term, fixed income financial instruments with an investment strategy to buy and hold to maturity. These fixed rate investments are subject to interest rate risk and may fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from the levels at March 31, 2000, the fair value of the portfolio would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity, and therefore we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates on our investment portfolio.

PART II - OTHER INFORMATION

Item 1  Legal Proceedings.

    In the normal course of business, the Company is at times subject to pending and threatened legal actions and proceedings. After reviewing pending and threatened actions and proceedings with counsel, management believes that the outcome of such actions or proceedings is not expected to have a material adverse effect on the financial position or results of operations of the Company.

Item 2  Change in Securities and Use of Proceeds.

    On February 8, 2000, the Company completed its secondary public offering of 2,767,500 shares of common stock at a public offering price of $33.00 per share. The managing underwriters in the offering were Chase H&Q, Robertson Stephens, Thomas Weisel Partners LLC and PaineWebber Incorporated. The aggregate offering amount including the overallotment exercise was approximately $91.3 million. The Company incurred expenses of approximately $5.4 million, of which approximately $4.6 million represented underwriting discounts and commissions and approximately $800,000 represented other expenses related to the offering. Proceeds were used to continue to fund working capital, member acquisition activities, capital expenditures and strategic investment.

  On March 15, 2000 the Company issued 40,000 shares of its unregistered common stock to the shareholders of PleaseRSVP.com, Inc. pursuant to the acquisition of PleaseRSVP.com, Inc. The Company believes that the securities are exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

  On March 29, 2000 the Company issued 345,796 shares of its unregistered common stock to the shareholders of WITI Corporation, pursuant to the acquisition of WITI Corporation. The Company believes that the securities are exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3  Defaults Upon Senior Securities.

    None.

Item 4  Submission of Matters to a Vote of Securities Holders.

    None.

Item 5  Other Information.

    None.

Item 6  Exhibits and Reports on Form 8-K.

a. Exhibits


    27.1 Financial Data Schedule

b. Reports on form 8-K.

    Form 8-K was filed with the SEC on April 13, 2000 with respect to the acquisition of WITI Corporation. See Note 6 of Notes to Consolidated Financial Statements included herein.

                             LIFEMINDERS.COM, INC.
                                  SIGNATURES*

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              LifeMinders.com, Inc.
                                       ----------------------------------
                                                  (Registrant)

      May 15, 2000                        /s/ Joseph S. Grabias
-------------------------              -----------------------------------
         Date                                    (Signature)**

                                       Joseph S. Grabias
                                       Chief Financial Officer
                                       (Principal accounting officer and
                                        duly authorized officer)