Form 10-Q
period 2000-06-30
LIFEMINDERS INC
filed 2000-08-14
CIK 1079270

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                  (Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                For the quarterly period ending June 30, 2000.

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                      Commission File Number:  0-28133

                               LIFEMINDERS, INC.
            (Exact name of registrant as specified in its charter)

           DELAWARE                                          52-1990403
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification Number)

   1110 Herndon Parkway, Herndon, VA                            20170
(Address of principal executive offices)                      (Zip Code)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE IS (703) 707-8261

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The number of shares of the Registrant's Common Stock outstanding as of August 8, 2000 was 23,849,709.

                               LIFEMINDERS, INC.

                                     INDEX

                                                                                                         Page No.
                                                                                                         --------
PART I -  FINANCIAL INFORMATION......................................................................           1

Item 1.   Financial Statements.......................................................................           1

Item 2.   Management's Discussion And Analysis Of Financial Condition And Results of Operations......           8

Item 3.   Quantitative and Qualitative Disclosure about Market Risk..................................          19

PART II - OTHER INFORMATION..........................................................................          21

Item 1.   Legal Proceedings..........................................................................          21

Item 2.   Change in Securities.......................................................................          21

Item 3.   Defaults Upon Senior Securities............................................................          21

Item 4.   Submission of Matters to a Vote of Securities Holders......................................          21

Item 5.   Other Information..........................................................................          21

Item 6.   Exhibits and Reports on Form 8-K...........................................................          21



PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements



                               LIFEMINDERS, INC.

                          CONSOLIDATED BALANCE SHEETS


                                                                         December 31,              June 30,
                                                                             1999                    2000
                                                                         ------------            -------------
                                                                                                  (Unaudited)
                            Assets
Current assets:
Cash and cash equivalents ......................................       $  55,524,189               $ 62,105,337
Marketable securities, held to maturity ........................           1,968,203                 34,695,328
Accounts receivable, net of allowance for doubtful accounts of
       $493,992 and $1,645,574 .................................           6,526,264                 13,203,844
Prepaid expenses and other current assets ......................           6,769,673                  2,429,414
                                                                       -------------               ------------
Total current assets ...........................................          70,788,329                112,433,923

Property and equipment, net ....................................           5,379,992                 16,422,137
Goodwill, net of accumulated amortization of $ - and
        $2,308,808, respectively................................                  --                 25,396,892
Intangible assets, net of accumulated amortization
        of $ - and $542,500, respectively.......................                  --                  4,877,233
Investments in unconsolidated entities .........................                  --                  3,415,211
Restricted cash ................................................                  --                  7,600,000
Notes receivable ...............................................                  --                  1,700,000
Other assets ...................................................             688,863                  1,162,717
                                                                       -------------               ------------
Total assets ...................................................       $  76,857,184               $173,008,113
                                                                       =============               ============

                Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable ...............................................       $   3,121,247               $ 12,442,168
Accrued expenses ...............................................           5,989,850                  5,875,294
Deferred revenue ...............................................             243,354                    546,034
Notes payable ..................................................              80,993                    663,959
Capital lease obligations ......................................             724,111                  1,148,464
                                                                       -------------               ------------
Total current liabilities ......................................          10,159,555                 20,675,919
Notes payable, net of current portion ..........................              74,243                  1,432,583
Capital lease obligations, net of current portion ..............             906,034                    923,883
Deferred rent ..................................................              40,415                     43,395
                                                                       -------------               ------------
Total liabilities ..............................................          11,180,247                 23,075,780
                                                                       -------------               ------------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; 9,665,240 shares authorized at December 31, 1999 and June 30, 2000, no shares issued and
   outstanding at December 31, 1999 and June 30, 2000 .........                  --                          --
  Common stock, $.01 par value; 60,000,000 shares authorized;
   20,299,039 and 23,781,524 shares issued and outstanding at
   December 31, 1999 and June 30, 2000, respectively ...........             202,990                    237,815
Additional paid-in capital .....................................         104,621,740                219,448,114
Deferred compensation on employee stock options ................          (5,076,892)                (4,364,150)
Accumulated deficit ............................................         (34,070,901)               (65,389,446)
                                                                       -------------               ------------
Total stockholders' equity .....................................          65,676,937                149,932,333
                                                                       -------------               ------------
Total liabilities and stockholders' equity .....................       $  76,857,184               $173,008,113
                                                                       =============               ============

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                             LIFEMINDERS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                  For the three months ended          For the six months ended,
                                                                           June 30,                            June 30,
                                                             ---------------------------------       -----------------------------
                                                                1999                  2000              1999                2000
                                                             -----------           -----------       ----------         ----------
                                                             (Unaudited)           (Unaudited)       (Unaudited)        (Unaudited)
Revenue:
Advertising ........................................       $   886,065             $ 12,235,803       $    896,089     $ 20,062,260
Opt-in .............................................           532,834                1,914,961            546,132        5,092,745
Consulting .........................................                --                  519,866                 --          519,866
                                                           -----------             ------------       ------------     ------------
Total revenue ......................................         1,418,899               14,670,630          1,442,221       25,674,871
Cost of revenue ....................................           151,867                1,495,149            250,381        2,294,812
                                                           -----------             ------------       ------------     ------------
Gross margin .......................................         1,267,032               13,175,481          1,191,840       23,380,059
                                                           -----------             ------------       ------------     ------------
Operating expenses:
Sales and marketing ................................         5,184,075               19,685,741          6,265,576       44,400,781
Research and development ...........................           322,152                1,862,331            542,227        3,277,063
General and administrative .........................           787,119                4,108,523          1,052,328        6,915,197
Depreciation and amortization ......................             2,393                  562,415              7,941          750,751
Amortization of goodwill ...........................                --                2,308,808                 --        2,308,808
                                                           -----------             ------------       ------------     ------------
Total operating expenses ...........................         6,295,739               28,527,818          7,868,072       57,652,600
                                                           -----------             ------------       ------------     ------------
Loss from operations ...............................        (5,028,707)             (15,352,337)        (6,676,232)     (34,272,541)
Interest income, net ...............................            45,443                1,606,472             68,223        2,979,169
Loss from investment in unconsolidated entities ....                --                       --                 --          (25,173)
                                                           -----------             ------------       ------------     ------------
Net loss ...........................................        (4,983,264)             (13,745,865)        (6,608,009)     (31,318,545)
Accretion on mandatorily redeemable convertible
 preferred stock ...................................          (131,576)                      --           (231,622)              --
                                                           -----------             ------------       ------------     ------------

Net loss available to common
 shareholders ......................................       $(5,114,840)            $(13,745,865)      $ (6,839,631)    $(31,318,545)
                                                           ===========             ============       ============     ============
Basic and diluted net loss per common
 share .............................................       $     (1.56)            $      (0.58)      $      (2.09)    $      (1.37)
                                                           ===========             ============       ============     ============
Basic and diluted weighted average common
 shares and common share equivalents ...............         3,275,208               23,698,834          3,275,104       22,850,821
                                                           ===========             ============       ============     ============

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                               LIFEMINDERS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      For the six months ended
                                                                               June 30,
                                                                    -----------------------------
                                                                       1999              2000
                                                                    -----------       -----------
                                                                    (Unaudited)       (Unaudited)
Cash flows from operating activities:
 Net loss ......................................................  $(6,608,009)        $(31,318,545)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
 Depreciation ..................................................       46,045            1,734,848
 Amortization of intangibles and goodwill.......................           --            2,846,496
 Allowance for doubtful accounts receivable ....................       40,000            1,151,582
 Amortization of deferred compensation on employee
  stock options ................................................       99,348              712,742
 Issuance of stock options in exchange for services ............        9,000                   --
 Loss from unconsolidated entities .............................           --               25,173
 Changes in assets and liabilities, net of effects for
  acquisitions:
 Accounts receivable ...........................................     (959,829)          (7,827,801)
 Prepaid expenses and other assets .............................   (1,056,706)           3,892,397
 Accounts payable ..............................................      967,167            9,060,765
 Accrued expenses ..............................................      723,959             (114,556)
 Deferred revenue ..............................................     (313,158)              29,575
 Deferred rent .................................................           --                2,980
                                                                  -----------         ------------
   Net cash used in operating activities .......................   (7,052,183)         (19,804,344)
                                                                  -----------         ------------
Cash flows from investing activities:
 Acquisition of property and equipment .........................     (761,628)         (11,495,869)
 Purchase of marketable securities .............................           --          (44,697,688)
 Proceeds from maturities of marketable securities..............           --           11,970,563
 Payment of collateral for letter of credit ....................           --           (7,600,000)
 Payments for investments in unconsolidated entities ...........           --           (4,890,384)
 Advances made under notes receivable...........................           --             (250,000)
 Payments for acquisitions, net of cash acquired ...............           --           (3,840,585)
                                                                  -----------         ------------
 Net cash used in investing activities .........................     (761,628)         (60,803,963)
                                                                  -----------         ------------
Cash flows from financing activities:
 Issuance of preferred stock, net of issuance costs ............   14,449,116                   --
 Proceeds from issuance of note payable ........................      161,986            1,728,396
 Payments of note payable ......................................           --             (360,324)
 Payments of capital lease obligations .........................           --             (540,440)
 Proceeds from issuance of common stock, net of
  issuance costs ...............................................           --           85,898,389
 Proceeds from exercise of stock options .......................        7,500              463,434
                                                                  -----------         ------------
 Net cash provided by financing activities .....................   14,618,602           87,189,455
                                                                  -----------         ------------
Net increase in cash and cash equivalents ......................    6,804,791            6,581,148
Cash and cash equivalents, beginning of period .................      232,073           55,524,189
                                                                  -----------         ------------
Cash and cash equivalents, end of period .......................  $ 7,036,864         $ 62,105,337
                                                                  ===========         ============

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                               LIFEMINDERS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  The Company

    LifeMinders, Inc. (the Company), formerly LifeMinders.com, Inc., a Delaware corporation, is an online direct marketing company that provides personalized content and advertisements via e-mail to a community of members. E-mail messages contain reminders and tips that enable the Company's members to better organize and manage their lives. Proprietary member information and targeting capabilities provide advertising partners the opportunity to more effectively reach their target audiences.

2.  Basis of Presentation

    The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, financial statements included in this report reflect all normal recurring adjustments which the Company considers necessary for the fair presentation of the results of operations for the interim periods covered, and of the financial position of the Company at the date of the interim balance sheet. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to understand the information presented. The operating results for interim periods are not necessary indicative of the operating results for the entire year. These financial statements should be read in conjunction with the Company's Form 10-K annual report for the year ended December 31, 1999. All material intercompany transactions have been eliminated in consolidation.

    Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Restricted Cash

    Restricted cash consists of amounts held as collateral to secure a letter of credit required in lieu of a deposit for the new office lease.

Marketable Securities

    Marketable securities include investments in commercial paper whose original maturity dates exceed three months. The maturity of the marketable securities range from 91 days to twelve months. Marketable securities are classified as held-to-maturity and are accounted for at amortized cost. At June 30, 2000 and December 31, 1999, the cost of marketable securities approximates their fair value.

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

           The Company derives a portion of its advertising revenue from internet and other online businesses. Due to the immaturity of the internet and intense competition in the online advertising market, revenue was recorded net of approximately $1.4 million in sales returns for the six months ended June 30, 2000.

           Advertising revenue may also include barter transactions, where the Company exchanges advertising space on its e-mails for reciprocal advertising space or traffic on other Web sites. Revenue from these barter transactions is recorded at the estimated fair value of the advertisements delivered and is recognized when the advertisements are included in the Company's e-mails. In the absence of sufficient evidence of fair value, the acquired assets are recorded at the book value of the surrendered assets. No gain or loss is recorded from barter transactions as the revenue recognized equals the advertising costs incurred. For the six months ended June 30, 1999 and 2000, the Company did not enter into any barter arrangements.

      Opt-in Services

           Revenue is recognized as affirmative member responses to advertisers' newsletters and other promotions offered during the Company's sign up process are delivered to the Company's opt-in partners. The Company derives revenue from its services through fees that its opt-in advertising partners pay. The Company records revenue net of estimated duplicate member responses to its opt-in partners' newsletters and other promotions. Duplicate member responses are names, generally in the form of e-mail addresses, that the Company provides to opt-in advertising partners for which the Company's members have previously registered either through the Company's sign up process or with the Company's opt-in advertising partners directly. For the six months ended June 30, 2000, revenue was recorded net of approximately $1.3 million for estimated duplicate member responses to the Company's opt-in partners' newsletters and other promotions.

           Cash received in advance of advertising and opt-in services is recorded as deferred revenue and recognized as revenue as services are performed.

      Consulting revenue

           Consulting revenue consists of revenue earned under contracts relating to services for the development of weather related content. These contracts are for services which require customization and modification of our customer's current software systems. Revenue is recognized under the percentage-of-completion method of accounting, based on the ratio of costs incurred to total estimated costs.

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

    No one customer exceeded 10% of the Company's revenue and accounts receivable at June 30, 1999 or 2000.

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

Basic and Diluted Net Loss Per Common Share

    Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during each year. Diluted net loss per common share is based on the weighted average number of shares of common stock outstanding during each year, adjusted for the effect of common stock equivalents arising from the assumed exercise of stock options, if dilutive.

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

Recent accounting pronouncements

     In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC released SAB 101A, which delayed the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. The Company is required to be in conformity with the provisions of SAB 101, as amended by SAB 101A. In June 2000, the SEC issued SAB No. 101B, further delaying the required implementation of SAB 101 by the Company until the fiscal fourth quarter of year 2000.

4.   Basic and Diluted Loss per Common Share:

     The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations.

     Basic and diluted net loss per common share:

                                                     Three Months Ended                 Six Months Ended
                                                          June 30,                           June 30,
                                              -----------------------------      ------------------------------
                                                  1999             2000             1999              2000
                                              -----------      ------------      -----------       ------------
Net loss available to common
 stockholders............................     $(5,114,840)     $(13,745,865)     $(6,839,631)      $(31,318,545)
                                              ===========      ============      ===========       ============
Weighted-average shares of common stock
 shares outstanding......................       3,275,208        23,698,834        3,275,104         22,850,821
                                              ===========      ============      ===========       ============
Basic and diluted net loss per common
 share...................................     $     (1.56)     $      (0.58)     $     (2.09)      $      (1.37)
                                              ===========      ============      ===========       ============

     Options to purchase 4,100,989 and 1,348,632 shares of common stock at weighted average exercise prices of $18.23 and $0.97 per share, respectively, have been excluded from the computation of diluted earnings per share as their effect would be anti-dilutive for the six months ended June 30, 2000 and 1999, respectively.

5.   Commitments

     During the six months ended June 30, 2000, the Company prepaid an agreement for future advertising valued at approximately $0.9 million. The agreement is expected to be fulfilled by August 2000.

     As of June 30, 2000, the Company has outstanding commitments to purchase computer hardware and software of approximately $5.5 million.

     Additionally, the Company has committed to lease approximately 132,000 square feet of office space for a term of 10 years, beginning September 2000. Rent is payable monthly in advance and approximates $3.5 million per year, escalated annually by approximately 3%.

     The Company has also entered into a collocation agreement for the housing, security and maintenance of its production and data warehouse computer servers. This contract totals approximately $4 million and has a term of 12 months.

6.   Acquisitions

     On March 29, 2000, the Company acquired WITI Corporation in a purchase business combination for $30.5 million, consisting of $3.5 million in cash, 345,796 shares of the Company's common stock valued at $23.0 million (based on the average price of the Company's common stock two days prior to, the day of and two days subsequent to the announcement of the business combination), the assumption of options that are exercisable to acquire 38,266 shares of the Company's common stock with a fair value of $2.5 million (calculated using the Black-Scholes option pricing model), the assumption of $1.3 million in liabilities and approximately $156,000 in acquisition costs. Results of operations for WITI have been included with those of the Company for periods subsequent to the date of acquisition.

     The total purchase price of $30.5 million, including acquisition costs of $156,000, was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition as follows:

Tangible assets and liabilities ....    $    298,000
Assembled workforce.................         260,000
Technology..........................       3,190,000
Noncompete agreement................       1,830,000
Patent..............................         710,000
Goodwill............................      24,167,824
                                        ------------
                                        $ 30,455,824
                                        ============

     Tangible assets are depreciated over the estimated useful lives of the assets, generally three to five years. Assembled workforce is amortized over the term of the employment contracts, which is one year. All other intangibles, including goodwill, are amortized over three years.

     On March 14, 2000, the Company acquired PleaseRSVP.com,Inc., in a purchase business combination for a purchase price of approximately $3.5 million, consisting of $500,000 in cash and 40,000 shares of the Company's common stock valued at $3.0 million based on the average price of the Company's common stock two days prior to, the day of and two days subsequent to the consummation of the business combination. The Company allocated the entire purchase price to goodwill, which is being amortized over three years.

    The following unaudited proforma consolidated results of operations for the six months ended June 30, 2000 and 1999 are presented as though WITI Corporation and PleaseRSVP.com had been acquired at the beginning of 1999, after giving effect to purchase accounting adjustments relating to amortization of intangible assets.


                                                 Six Months Ended
                                                      June 30,
                                         --------------------------------
                                             2000                1999
                                         -----------         ------------


      Revenue.........................   $ 26,127,717         $  1,681,071
                                         ============         ============

      Net loss........................   $(34,528,436)        $(12,954,271)
                                         ============         ============
      Net loss per share..............   $      (1.49)        $      (3.54)
                                         ============         ============
      Weighted average common
        shares outstanding............     23,221,822            3,660,900
                                         ============         ============

    The proforma results of operations are not necessarily indicative of the results that would have occurred had the WITI Corporation and PleaseRSVP.com acquisitions been consummated on January 1, 1999, nor are they necessarily indicative of future operating results.

7.  Investments in Unconsolidated Entities

    On March 15, 2000, the Company acquired a 12% interest in an Internet-related astrology business for approximately $1.45 million in cash. The Company accounted for this investment using the equity method since the Company could exercise influence over the operations of the investee as it had an option to purchase the remaining 88% of the investee on or before July 15, 2000. The equity method requires the Company to record its proportionate share of the investee's income or loss. For the six months ended June 30, 2000, the Company recorded $25,173 as a loss from investment in unconsolidated entities. On June 29, 2000, the Company sold its investment to an unrelated third party in exchange for a note receivable in the amount of $1.45 million. A loss on the sale of investment of approximately $ 39,000, comprising unrecovered acquisition costs, is included in operating expenses in the statement of operations.

    On March 24, 2000, the Company acquired a 9% interest in an Internet-related shopping comparison business for $2.26 million in cash. The Company accounts for this investment using the cost method since it cannot exercise any influence over the operations of the investee.

    On June 27, 2000, the Company acquired a 5% interest in an electronic messaging company for $2 million in cash. The Company accounts for this investment using the cost method since it cannot exercise any influence over the operations of the investee.

8. Subsequent Event

On August 9, 2000, the Company announced the signing of a definitive agreement to acquire smartRay Network, Inc., a wireless messaging company, in a purchase business combination. The purchase price is comprised of 1.25 million shares of the Company's common stock and $1 million in cash. The acquisition is expected to be completed by the end of August 2000.

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

    We were incorporated in Maryland on August 9, 1996 ("Date of Inception") under the name of MinderSoft, Inc. In January 1999, we changed our name to LifeMinders.com, Inc. and reincorporated in Delaware on July 2, 1999. From 1996 to 1998, we entered into arrangements with national retailers to distribute our reminder products in software form on disk. In late 1998, we revised our strategy to become an online direct marketing company that provides personalized content and advertisements via e-mail to a community of members. Given this significant shift in strategy in late 1998, the historical financial condition and results of operations prior to 1999 do not necessarily reflect our business as it is currently being conducted and are not material.

    In June 2000, we changed our name again to LifeMinders, Inc.

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

    The Company derives a portion of its advertising revenue from internet and other online businesses. Due to the immaturity of the internet and intense competition in the online advertising market, revenue was recorded net of approximately $1.4 million in sales returns for the six months ended June 30, 2000.

    Advertising revenue may also include barter transactions, where the Company exchanges advertising space on its e-mails for reciprocal advertising space or traffic on other Web sites. Revenue from these barter transactions is recorded at the estimated fair value of the advertisements delivered and is recognized when the advertisements are included in our Company's e-mails. In the absence of sufficient evidence of fair value, the acquired assets are recorded at the book value of the surrendered assets. No gain or loss is recorded from barter transactions as the revenue recognized equals the advertising costs incurred. For the six months ended June 30, 1999 and 2000, we did not enter into any barter arrangements.

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

    Duplicate member responses are names, generally in the form of e-mail addresses, that we provide to opt-in advertising partners for which our members have previously registered either through our sign up process or with our opt-in advertising partners directly. For the six months ended June 30, 2000, revenue was recorded net of approximately $1.3 million for estimated duplicate member responses to our opt-in partners' newsletters and other promotions.

Consulting revenue

    Consulting revenue consists of revenue earned under contracts relating to services for the development of weather related content. These contracts are for services which require customization and modification of our customer's current software systems. Revenue is recognized under the percentage-of-completion method of accounting, based on the ratio of costs incurred to total estimated costs.

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

    We do not currently anticipate that inflation will have a material impact on our cash flows, results of operations or financial position.

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

Results of Operations

    Revenue. Revenue was $14.7 million and $25.7 million for the three and six months ended June 30, 2000, respectively, which represent increases of 934% and 1680%, respectively, when compared with the corresponding periods in 1999. Advertising revenue was $12.2 million and $20.1 million for the three and six months ended June 30, 2000, respectively, which represent increases of 1281% and 2139%, respectively, when compared with the corresponding periods in 1999. Opt-in revenue was $1.9 million and $5.1 million for the three and six months ended June 30, 2000, respectively, which represent increases of 259% and 833%, respectively, when compared with the corresponding periods in 1999. The increase in revenue was the result of our decision to revise our strategy from entering into arrangements with national retailers as distributors of our software-based product to an online direct marketing service that provides personalized content and advertisements via e-mail, which resulted in an increase in the number of advertisers and opt-in partners as well as larger and longer term agreements with certain advertisers and opt-in partners.

    Cost of revenue. Cost of revenue was $1.5 million and $2.3 million, or 10% and 9% of total revenue, for the three and six months ended June 30, 2000, respectively. Cost of revenue was $0.2 million and $0.3 million, or 11% and 17% of total revenue, for the comparable periods in 1999. Our cost of revenue for the three and six months ended June 30, 2000 primarily consisted of expenses related to the maintenance of existing member profiles, the expansion of e-mail categories and housing fees associated with and depreciation of the computer systems necessary to operate our service. The increase in cost of revenue was primarily the result of an increase in depreciation expense of the computer equipment required to operate our service due to rapid growth in membership and an increase in the personnel in our Member Experience department, which is responsible for identifying, composing and editing the content delivered in our emails.

    Sales and marketing. Sales and marketing expenses were $19.7 million and $44.4 million, or 134% and 173% of total revenue, for the three and six months ended June 30, 2000, respectively. Sales and marketing expenses were $5.2 million and $6.3 million, or 365% and 434% of total revenue, for the comparable periods in 1999. The dollar value increase from the previous year was primarily the result of a major expansion in our efforts to acquire new members through the purchase of banner advertisements and similar services on the Web, the increase in our sales and marketing staff, an increase in sales commissions related to the increase in revenue, an increase in advertising of our service and housing fees associated with computer systems used to analyze customer metrics.

    Research and development. Research and development expenses were $1.9 million and $3.3 million, or 13% and 13% of total revenue, for the three and six months ended June 30, 2000, respectively. Research and development expenses were $0.3 million and $0.5 million, or 23% and 38% of total revenue, for the comparable periods in 1999. The dollar value increase from the previous year was primarily attributable to expansion of technical personnel and related recruiting fees, and an increase in professional fees to further develop and enhance our service.

    General and administrative. General and administrative expenses were $4.1 million and $6.9 million, or 28% and 27% of total revenue, for the three and six months ended June 30, 2000, respectively. General and administrative expenses were $0.8 million and $1.1 million, or 55% and 73% of total revenue, for the comparable periods in 1999. The dollar value increase from the previous year is primarily the result of our rapid growth and expansion, requiring additional personnel and related fringe benefit expenses, rent, legal services, consulting services and other administrative support expenses as well as an increase in expense for doubtful accounts.

    Depreciation and amortization. Depreciation and amortization expenses were $0.6 million and $0.8 million, or 4% and 3% of total revenue, for the three and six months ended June 30, 2000, respectively. Depreciation and amortization expenses were $2,000 and $8,000, or 0% and 1% of total revenues, for the comparable periods in 1999.

    Amortization of goodwill. As part of the WITI and PleaseRSVP.com, Inc. acquisitions; the Company recorded an intangible asset related to goodwill in the amount of $27.7 million. This asset is being amortized over a three-year period beginning April 2000, which resulted in a charge of $2.3 million, or 16% and 9% of total revenue, for the three and six months ended June 30, 2000.

    Interest income, net. Interest income, net was $1.6 million and $3.0 million, or 11% and 12% of total revenue, for the three and six months ended June 30, 2000, respectively. For the comparable periods in 1999, interest income, net was $45,000 and $68,000, or 3% and 5% of total revenue, respectively. This increase was due primarily to an increase in funds available for investment in short term investments. The majority of the increase in funds was attributable to the approximately $147.6 million in net proceeds from our initial public offering in November 1999 and follow-on offering in February 2000.

    Interest expense for the six and three months ended June 30, 1999 and 2000, was immaterial.

    Loss from investment in unconsolidated entities. Loss from investment in unconsolidated entities consists of losses attributable to our 12% interest acquired on March 15, 2000 in an Internet-related business. During the six months ended June 30, 2000 we recorded losses totaling $25,173.

    Income taxes. No income taxes have been recorded for any of the periods presented. We have provided a full valuation allowance on our deferred tax assets, consisting primarily of net operating loss carryforwards, because of the uncertainty regarding their potential realization.

    Accretion on mandatorily redeemable convertible preferred stock. Accretion on mandatorily redeemable convertible preferred stock decreased from $132,000 and $232,000 for the three and six months ended June 30, 1999, respectively, to $0 for the three and six months ended June 30, 2000. The preferred stock carrying value for cumulative dividends and a portion of direct issuance costs on Series A, Series B, and Series C preferred stock resulted in the accretion. During the three months ended June 30, 1999, shares of Series A, Series B, Series C and Series D preferred stock were outstanding. During the three and six months ended June 30, 2000, no shares of preferred stock were outstanding as a result of their conversion into common stock concurrent with our initial public offering in November 1999.

Seasonality and Quarterly Fluctuations in Operating Results

    We believe that our revenue will be subject to seasonal fluctuations as a result of general patterns of retail advertising and marketing and consumer purchasing, which are typically higher during the fourth calendar quarter and lower in the first and third quarters. In addition, expenditures by advertisers and marketers tend to be cyclical, reflecting overall economic conditions and consumer buying patterns. Due to these and other factors, we believe that quarter-to-quarter comparisons of our operating results may not be meaningful and you should not rely upon them as an indication of our future performance.

Liquidity and Capital Resources

    Prior to our initial public offering in November 1999, we funded our operations primarily through the private placement of preferred equity securities. Our initial public offering raised approximately $61.7 million in net proceeds. In February 2000, we completed a follow-on offering which raised approximately $85.9 million in net proceeds. As of June 30, 2000, we had approximately $96.8 million of cash, cash equivalents and marketable securities. Outstanding equipment financing at June 30, 2000 totaled approximately $2.1 million. The outstanding principal balance of the equipment financing must be repaid in equal monthly installments through August 2002.

    Net cash used in operating activities was approximately $19.8 million for the six months ended June 30, 2000. Cash used in operating activities for the six months ended June 30, 2000 resulted primarily from net losses and increases in accounts receivable, which were partially offset by increases in accounts payable. During the six months ended June 30, 2000, we entered into various agreements for future advertising which aggregate approximately $0.9 million in commitments. As of June 30, 2000, we had prepaid approximately $0.9 million in connection with these agreements.

    Net cash used in investing activities was approximately $60.8 million for the six months ended June 30, 2000. Cash used in investing activities for the six months ended June 30, 2000 was related to business acquisitions, investments in unconsolidated entities, marketable securities, collateral securing a letter of credit, and property and equipment.

    Net cash provided by financing activities was approximately $87.2 million for the six months ended June 30, 2000. Cash provided by financing activities for the six months ended June 30, 2000 resulted primarily from the sale of of common stock in our follow-on public offering in February 2000 as well as the borrowings under notes payable.

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

                                 RISK FACTORS

    In addition to the other information in this Form 10-Q, the following factors should be carefully considered in evaluating LifeMinders and our business. The risks and uncertainties described below are not the only ones facing our company and there may be additional risks that we do not presently know of or that we currently deem immaterial. All of these risks and uncertainties and actual results may differ materially from the results we discuss in the forward-looking statements. If any of the following risks actually occur, our business, financial condition, cash flow or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

We have incurred significant losses, we expect losses for the foreseeable future, and we may never become profitable.

    We have not achieved profitability in any previous quarter and expect to continue to incur operating losses for the foreseeable future. As of June 30, 2000, we had an accumulated deficit of approximately $65.4 million. We incurred net losses of approximately $0.5 million, $1.9 million and $31.6 million for the years ended December 31, 1997, 1998 and 1999, respectively, and a net loss of approximately $31.3 million for the six months ended June 30, 2000. Although our revenue has grown in recent quarters, we cannot be certain that we will be able to sustain these growth rates or that we will realize sufficient revenue to achieve profitability. We also expect to incur significant product development, sales and marketing and administrative expenses and, as a result, we expect to continue to incur losses. We will need to generate significant revenue to achieve profitability. We plan to increase our operating expenses as we continue to acquire new members, build infrastructure and create brand awareness. If our revenue growth is slower than we anticipate or our operating expenses exceed our expectations, our losses will significantly increase. Moreover, even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

    Many of our executive officers, including our President, Chief Financial Officer, Chief Operating Officer, Vice President, Marketing and Communications, and Vice President, Sales Administration have joined our company since January 1999. We may not successfully assimilate our recently hired officers and may not be able to successfully locate, hire, assimilate and retain qualified key management personnel, which could seriously harm our business by impairing our ability to implement our business strategy. Our business is largely dependent on the personal efforts and abilities of our senior management, including Stephen
R. Chapin, Jr., our Chief Executive Officer and Chairman of the Board, and other key personnel. Many of our officers or employees can terminate their respective employment relationship at any time. The loss of these key employees or our inability to attract or retain other qualified employees could seriously harm our business.

We depend on our key personnel to manage our business effectively in a rapidly changing market and we may not be able to hire or retain skilled employees, which could prevent us from effectively growing and operating our business.

     Our ability to support the growth of our business will depend, in part, on our ability to attract and retain highly skilled employees, particularly management, editorial, sales and technical personnel. In particular, due to the relatively early stage of our business, we believe that our future success is highly dependent on Stephen R. Chapin, our founder, Chief Executive Officer and Chairman of the Board of Directors, to provide continuity in the execution of our growth plans. Furthermore, we rely on highly skilled editorial personnel to create our e-mail messages, sales and marketing personnel to maintain and expand our member base and the number of advertisers, and technical personnel to maintain and improve our technological capabilities. If we are unable to hire or retain key employees, our ability to operate and grow our business will be adversely affected. Competition for employees with these skills and experience is intense. As a result, we may be unable to retain our key employees or to attract other highly qualified employees in the future. We have experienced difficulty from time to time in attracting the personnel necessary to support the growth of our business, and we may experience similar difficulty in the future.

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

    Our executive officers, our directors and entities affiliated with them, in the aggregate, beneficially own approximately 38.3% of our outstanding common stock as of June 30, 2000. As a result, these stockholders will retain substantial control over matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control, which could have an adverse affect on our stock price.

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

Interest Rate Risk

    Our exposure to market risk for changes in interest rates relate primarily to our marketable securities, which generally have maturities of one year or less. We do not use derivative financial instruments for speculative or trading purposes. We invest our excess cash in short-term, fixed income financial instruments with an investment strategy to buy and hold to maturity. These fixed rate investments are subject to interest rate risk and may fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from the levels at June 30, 2000, the fair value of the portfolio would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity, and therefore we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates on our investment portfolio.

PART II - OTHER INFORMATION

Item 1  Legal Proceedings.

    In the normal course of business, the Company is at times subject to pending and threatened legal actions and proceedings. After reviewing pending and threatened actions and proceedings with counsel, management believes that the outcome of such actions or proceedings is not expected to have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

Item 2  Change in Securities and Use of Proceeds.

    None.

Item 3  Defaults Upon Senior Securities.

    None.

Item 4  Submission of Matters to a Vote of Securities Holders.

     On May 4, 2000, the Company held its 2000 Annual Meeting of Stockholders (the "Annual Meeting"). At the Annual Meeting, the stockholders of the Company, by a majority vote, elected Gene Riechers to serve as a Class I member of the Board of Directors and Sunil Paul to serve as a Class II member of the Board of Directors. The number of votes regarding the election of Gene Riechers was 13,556,830 votes "FOR" and 9,697 votes "AGAINST," with no abstentions or broker non-votes. The number of votes regarding the election of Sunil Paul was 13,556,830 votes "FOR" and 9,697 votes "AGAINST," with no abstentions or broker non-votes.

     In addition, the terms for following members of the Board of Directors continued after the Annual Meeting: Douglas A. Lindgren (Class II Director), Philip D. Black (Class II Director), Stephen R. Chapin, Jr. (Class III Director) and Jonathan B. Bulkeley (Class III Director). The term for the Class I Directors expires at the Company's 2003 Annual Meeting of Stockholders. The term for the Class II Directors expires at the Company's 2001 Annual Meeting of Stockholders. The term for the Class III Directors expires at the Company's 2002 Annual Meeting of Stockholders.

     At the Annual Meeting, the stockholders of the Company also approved and adopted, by a majority vote, the Company's 2000 Stock Incentive Plan and the Company's Employee Stock Purchase Plan. The number of votes regarding the Company's 2000 Stock Incentive Plan was 10,888,067 votes "FOR" and 2,262,340 votes "AGAINST," with 416,120 abstentions. The number of votes regarding the Company's Employee Stock Purchase Plan was 13,001,215 votes "FOR" and 178,742 votes "AGAINST," with 386,570 abstentions.

     Finally, at the Annual Meeting, the stockholders ratified the selection of PricewaterhouseCoopers LLP as the independent auditors of the Company for the fiscal year ending December 31, 2000. The number of votes regarding the Company's ratification of PricewaterhouseCoopers LLP was 13,556,577 votes "FOR" and 1,100 votes "AGAINST," with 8,850 abstentions.

Item 5  Other Information.

    None.

Item 6  Exhibits and Reports on Form 8-K.

a. Exhibits


    27.1 Financial Data Schedule

b. Reports on form 8-K.

    Form 8-K was filed with the SEC on April 13, 2000, as amended on June 12 and June 13, 2000, with respect to the acquisition of WITI Corporation. See Note 6 of Notes to Consolidated Financial Statements included herein.

    Form 8-K was filed with the SEC on June 15, 2000, with respect to the change in the Company's name from LifeMinders.com, Inc. to LifeMinders, Inc.

                               LIFEMINDERS, INC.
                                  SIGNATURES*

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                LifeMinders, Inc.
                                       ----------------------------------
                                                  (Registrant)

    August 14, 2000                       /s/ Joseph S. Grabias
-------------------------              -----------------------------------
         Date                                    (Signature)**

                                       Joseph S. Grabias
                                       Chief Financial Officer
                                       (Principal accounting officer and
                                        duly authorized officer)