Form 10-Q
period 2000-09-30
LIFEMINDERS INC
filed 2000-11-14
CIK 1079270

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                   (Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2000.

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                        Commission File Number: 0-28133

                               LIFEMINDERS, INC.
            (Exact name of registrant as specified in its charter)

                    DELAWARE                              52-1990403
         (State or other jurisdiction of               (I.R.S. Employer
          incorporation or organization)             Identification Number)

13530 Dulles Technology Dr., Suite 500, Herndon, VA           20171
     (Address of principal executive offices)              (Zip Code)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE IS (703) 707-8261

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The number of shares of the Registrant's Common Stock outstanding as of November 8, 2000 was 25,281,864.

                               LIFEMINDERS, INC.

                                     INDEX

                                                                                                        Page No.
                                                                                                        --------
PART I -    FINANCIAL INFORMATION...................................................................           1

Item 1.     Financial Statements....................................................................           1

Item 2.     Management's Discussion And Analysis Of Financial Condition And Results of Operations...           8

Item 3.     Quantitative and Qualitative Disclosure about Market Risk...............................          19

PART II - OTHER INFORMATION                                                                                   21

Item 1.     Legal Proceedings.......................................................................          21

Item 2.     Change in Securities....................................................................          21

Item 3.     Defaults Upon Senior Securities.........................................................          21

Item 4.     Submission of Matters to a Vote of Securities Holders...................................          21

Item 5.     Other Information.......................................................................          21

Item 6.     Exhibits and Reports on Form 8-K........................................................          21

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                               LIFEMINDERS, INC.

                                BALANCE SHEETS

                                                                                              December 31,    September 30,
                                                                                                  1999            2000
                                                                                              ------------    ------------
                                                                                                               (Unaudited)
                  Assets
Current assets:
Cash and cash equivalents............................................................         $ 55,524,189    $ 45,246,954
Marketable securities, held to maturity..............................................            1,968,203      32,720,013
Accounts receivable, net of allowance for doubtful accounts of
     $493,992 and $680,158...........................................................            6,526,264       9,995,783
Prepaid expenses and other current assets............................................            6,769,673       6,359,995
                                                                                              ------------    ------------

Total current assets.................................................................           70,788,329      94,322,745

Property and equipment, net..........................................................            5,379,992      24,147,085
Goodwill, net of accumulated amortization of $- and
     $5,250,628, respectively........................................................                   --      46,874,052
Intangible assets, net of accumulated amortization
     Of $- and $1,237,778, respectively..............................................                   --       9,554,921
Investments in unconsolidated entities, at cost......................................                   --       2,823,545
Restricted cash......................................................................                   --       7,600,000

Other assets.........................................................................              688,863         774,488
                                                                                              ------------    ------------

Total assets.........................................................................         $ 76,857,184    $186,096,836
                                                                                              ============    ============


          Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable.....................................................................         $  3,121,247    $  6,053,403
Accrued advertising costs............................................................            4,299,565       2,614,673
Accrued acquisition costs............................................................                   --         750,000
Accrued expenses.....................................................................            1,690,285       2,588,572
Deferred revenue.....................................................................              243,354         549,590
Notes payable........................................................................               80,993       1,061,886
Capital lease obligations............................................................              724,111       1,377,027
                                                                                              ------------    ------------

Total current liabilities............................................................           10,159,555      14,995,151
Notes payable, net of current portion................................................               74,243         662,186
Capital lease obligations, net of current portion....................................              906,034         610,487
Deferred rent........................................................................               40,415          43,185
                                                                                              ------------    ------------

Total liabilities....................................................................           11,180,247      16,311,009
                                                                                              ------------    ------------

Commitments and contingencies

Stockholders' equity:
 Preferred stock, $.01 par value; 9,665,240 shares authorized at December 31, 1999 and September 30, 2000, no shares issued and
  outstanding at December 31, 1999 and September 30, 2000............................                   --              --
 Common stock, $.01 par value; 60,000,000 shares authorized;
  20,299,039 and 25,170,620 (unaudited) shares issued and outstanding at
  December 31, 1999 and September 30, 2000, respectively.............................              202,990         251,706
Additional paid-in capital...........................................................          104,621,740     249,208,618
Deferred compensation on employee stock options......................................           (5,076,892)     (6,589,158)
Accumulated deficit..................................................................          (34,070,901)    (73,085,339)
                                                                                              ------------    ------------

Total stockholders' equity...........................................................           65,676,937     169,785,827
                                                                                              ------------    ------------

Total liabilities and stockholders' equity...........................................         $ 76,857,184    $186,096,836
                                                                                              ============    ============

  The accompanying notes are an integral part of these financial statements.

                               LIFEMINDERS, INC.

                           STATEMENTS OF OPERATIONS

                                                    For the three months ended,    For the nine months ended,
                                                           September 30,                 September 30,
                                                           -------------                 -------------
                                                       1999            2000           1999           2000
                                                    -----------   -------------   ------------   ------------
                                                    (Unaudited)    (Unaudited)     (Unaudited)    (Unaudited)
Revenue:
Advertising......................................   $ 3,168,873     $14,679,679   $  4,064,962   $ 34,722,658
Opt-in...........................................     1,368,399       1,340,207      1,914,531      6,430,979
Consulting.......................................            --         656,975             --      1,198,095
                                                    -----------     -----------   ------------   ------------

Total revenue....................................     4,537,272      16,676,861      5,979,493     42,351,732
Cost of revenue..................................       260,061       1,730,274        535,300      4,025,085
                                                    -----------     -----------   ------------   ------------

Gross margin.....................................     4,277,211      14,946,587      5,444,193     38,326,647
                                                    -----------     -----------   ------------   ------------

Operating expenses:
Sales and marketing..............................    10,257,265      14,744,275     16,526,211     59,145,056
Research and development.........................       495,890       2,170,344      1,024,057      5,447,407
General and administrative.......................     1,367,317       3,456,198      2,405,476     10,389,549
Depreciation and amortization....................        57,986         895,966         65,927      1,628,561
Amortization of goodwill.........................            --       2,941,820             --      5,250,628
                                                    -----------     -----------   ------------   ------------

Total operating expenses.........................    12,178,458      24,208,603     20,021,671     81,861,201
                                                    -----------     -----------   ------------   ------------

Loss from operations.............................    (7,901,247)     (9,262,016)   (14,577,478)   (43,534,554)
Interest income, net.............................        56,015       1,566,123        124,237      4,545,292
Loss from investment in unconsolidated entities..            --              --             --        (25,173)
                                                    -----------     -----------   ------------   ------------

Net loss.........................................    (7,845,232)     (7,695,893)   (14,453,241)   (39,014,435)
Accretion on mandatorily redeemable convertible
  preferred stock................................      (432,755)             --       (664,377)            --
                                                    -----------     -----------   ------------   ------------

Net loss available to common
  shareholders...................................   $(8,277,987)    $(7,695,893)  $(15,117,618)  $(39,014,435)
                                                    ===========     ===========   ============   ============

Basic and diluted net loss per common share......   $     (2.48)    $     (0.32)  $      (4.59)  $      (1.67)
                                                    ===========     ===========   ============   ============

Basic and diluted weighted average common
  shares and common share equivalents............     3,339,056      24,277,549      3,296,421     23,352,193
                                                    ===========     ===========   ============   ============

  The accompanying notes are an integral part of these financial statements.

                               LIFEMINDERS, INC.

                           STATEMENTS OF CASH FLOWS


                                                                                                        For the nine months ended
                                                                                                               September 30,
                                                                                                               -------------
                                                                                                           1999           2000
                                                                                                       ------------   ------------
                                                                                                       (Unaudited)    (Unaudited)
Cash flows from operating activities:
 Net loss............................................................................................  $(14,453,241)  $(39,014,435)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
 Depreciation........................................................................................       200,894      3,215,322
 Amortization of intangibles and goodwill............................................................            --      6,488,407
 Provision for doubtful accounts receivable..........................................................       201,232      1,312,431
 Amortization of deferred compensation on employee
  stock options......................................................................................       268,671      1,111,756
 Issuance of stock options in exchange for services..................................................         9,000             --
 Loss from unconsolidated entities...................................................................            --         25,173
 Changes in assets and liabilities, net of effects for
  acquisitions:
 Accounts receivable.................................................................................    (4,368,802)    (4,780,589)
 Prepaid expenses and other assets...................................................................    (6,990,942)      (184,939)
 Accounts payable....................................................................................     3,230,863        151,919
 Accrued expenses....................................................................................       956,269        (36,605)
 Deferred revenue....................................................................................      (234,726)        33,131
 Deferred rent.......................................................................................        38,925          2,770
                                                                                                       ------------   ------------

   Net cash used in operating activities.............................................................   (21,141,857)   (31,675,659)
                                                                                                       ------------   ------------

Cash flows from investing activities:
 Acquisition of property and equipment...............................................................    (2,891,319)   (19,036,678)
 Purchase of marketable securities...................................................................            --    (58,690,601)
 Proceeds from maturities of marketable securities...................................................            --     27,938,791
 Payment of collateral for letter of credit..........................................................            --     (7,600,000)
 Payments for investments in unconsolidated entities, net of return of capital.......................            --     (2,598,718)
 Advances made under notes receivable................................................................            --       (250,000)
 Payments for acquisitions, net of cash acquired.....................................................            --     (5,401,905)
                                                                                                       ------------   ------------

 Net cash used in investing activities...............................................................    (2,891,319)   (65,639,111)
                                                                                                       ------------   ------------

Cash flows from financing activities:
 Issuance of mandatorily redeemable preferred stock, net of issuance costs...........................    35,033,038             --
 Proceeds from issuance of note payable..............................................................       161,986      1,728,396
 Deferred offering costs.............................................................................      (174,284)            --
 Payments of note payable............................................................................            --       (732,795)
 Payments of capital lease obligations...............................................................            --       (736,838)
 Proceeds from issuance of common stock, net of
  issuance costs.....................................................................................            --     85,898,389
 Proceeds from exercise of stock options.............................................................        59,500        880,383
                                                                                                       ------------   ------------

 Net cash provided by financing activities...........................................................    35,080,240     87,037,535
                                                                                                       ------------   ------------

Net increase (decrease) in cash and cash equivalents.................................................    11,047,064    (10,277,235)
Cash and cash equivalents, beginning of period.......................................................       232,073     55,524,189
                                                                                                       ------------   ------------

Cash and cash equivalents, end of period.............................................................  $ 11,279,137   $ 45,246,954
                                                                                                       ============   ============

Supplemental disclosures of non-cash investing and financing activities:
  Capital lease obligations incurred for the purchase of new equipment...............................  $         --   $    998,930
                                                                                                       ============   ============
  Liabilities assumed in acquisitions of businesses..................................................  $         --   $  3,083,405
                                                                                                       ============   ============
  Issuance of stock options in exchange for services.................................................  $      9,000   $         --
                                                                                                       ============   ============
  Accretion on mandatorily redeemable convertible preferred stock....................................  $    664,377   $         --
                                                                                                       ============   ============
  Issuance of common stock in business acquisitions..................................................  $         --   $ 55,036,668
                                                                                                       ============   ============

  The accompanying notes are an integral part of these financial statements.

                               LIFEMINDERS, INC.
                         NOTES TO FINANCIAL STATEMENTS

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

2.  Basis of Presentation

The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, financial statements included in this report reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of the results of operations for the interim periods covered, and of the financial position of the Company at the date of the interim balance sheet. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to understand the information presented. The operating results for interim periods are not necessary indicative of the operating results for the entire year. These financial statements should be read in conjunction with the Company's Form 10-K annual report for the year ended December 31, 1999.

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

Restricted Cash

Restricted cash consists of amounts held as collateral to secure a letter of credit required in lieu of a deposit for a new office lease.

Marketable Securities

Marketable securities include investments in commercial paper for which the original maturity dates exceed three months. The maturity of the marketable securities range from 91 days to twelve months. Marketable securities are classified as held-to-maturity and are accounted for at amortized cost. No marketable securities were sold prior to maturity. At September 30, 2000 and December 31, 1999, the cost of marketable securities approximates their fair value.

Allowance for Doubtful Accounts

The Company estimates an allowance for doubtful accounts based on the credit worthiness of its customers as well as general economic conditions.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years. When property and equipment are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in operations.

Internal use software and web site development costs are capitalized in accordance with Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and EITF Issue No. 00-02, Accounting for Web Site Development Costs. Qualifying costs incurred during the application development stage, which consist primarily of outside services and consultants, are capitalized and amortized over the estimated useful life. All other costs are expensed as incurred. To date, software development costs qualifying for capitalization total $1,662,309 net of amortization of $46,175.

Intangible Assets

The cost of business acquisitions accounted for using the purchase method is allocated first to identifiable assets and liabilities based on estimated fair values. The excess of cost over identifiable assets and liabilities is recorded as goodwill. Identifiable intangible assets related to the acquisition of assembled workforces are amortized over one year, the approximate length of employment contracts. Goodwill, technology, patents and other intangible assets are amortized on a straight-line basis over three years. The carrying amounts of intangible assets and goodwill are reviewed if facts and circumstances suggest that they may be impaired. If this review indicates that the carrying amounts of intangible assets and goodwill will not be recoverable, as determined based on estimated undiscounted future cash flows of the acquired assets, the carrying amounts of the intangible assets and goodwill are reduced accordingly. No impairments existed as of September 30, 2000.

Advertising Costs

Advertising costs are expensed as the contractual terms of the advertising contracts are fulfilled.

Research and Development Costs

Research and development costs are expensed as incurred.

Revenue Recognition

Advertising

Advertising arrangements consist primarily of advertisements that are displayed within the Company's e-mails. Generally, advertisers pay the Company and the Company recognizes revenue on a per e-mail basis, based on the number of e-mails delivered to members in which the advertisements are displayed. From time to time, the Company may guarantee a minimum number of e-mails to be delivered containing an advertisement directed at a specific group. Under these contracts, the Company is not required to forfeit fees received for e-mails previously delivered and the Company has historically fulfilled the guaranteed minimum number of e-mails; therefore, revenue is recognized as e-mails are delivered. The Company may also guarantee a minimum number of sales orders for the advertiser based on the e-mails delivered. Under these contracts the Company defers all revenue until notification is received from the advertiser that the minimum number of sales orders have been achieved by the advertiser. In addition, the Company may provide advertisers the opportunity for the exclusive right to sponsor advertisements within a specific e-mail category for a specified period of time for a fixed fee. Under these contracts the Company recognizes revenue ratably during the period the advertisement is displayed in the Company's e-mails since there is no obligation to provide a minimum number of e-mails for that individual advertiser during the specific period. The Company's advertising contracts generally have terms ranging from one to twelve months.

Advertising revenue may also include barter transactions, where the Company exchanges advertising space on its e-mails for reciprocal advertising space or traffic on other Web sites. Revenue from barter transactions is recognized in accordance with APB Opinion No. 29, Accounting for Nonmonetary Transactions (APB No. 29), and Emerging Issues Task Force Issue (EITF Issue) No. 99-17, Accounting for Advertising Barter Transactions, during the period in which the advertisements are displayed in the Company's e-mails. In the absence of sufficient evidence of fair value, the acquired assets are recorded at the book value of the surrendered assets. No gain or loss is recorded from barter transactions as the revenue recognized equals the advertising costs incurred. For the nine months ended September 30, 1999, the Company did not enter into any barter arrangements. For the nine months ended September 30, 2000, the Company entered into four barter arrangements for which value could not be reasonably determined. No revenue or expense was recognized as sufficient evidence of fair value was indeterminable and the Company's carrying cost of the surrendered assets was insignificant.

Opt-in Services

Revenue is recognized as affirmative member responses to advertisers' newsletters and other promotions offered during the Company's sign up process are delivered to the Company's opt-in partners. The Company derives revenue from its services through fees that its opt-in advertising partners pay. The Company records revenue net of estimated duplicate member responses to its opt-in partners' newsletters and other promotions. Duplicate member responses are names, generally in the form of e-mail addresses, that the Company provides to opt-in advertising partners for which the Company's members have previously registered either through the Company's sign up process or with the Company's opt-in advertising partners directly. Historically, opt-in partners have immediately notified the Company of duplicate member responses upon receipt of member registration information, which is transmitted to opt-in partners twice a week. The Company issues credits upon notification of duplicate member responses and, therefore, has not experienced significant differences between the actual and estimated amounts of duplicate member responses. Opt-in partners pay a fixed rate per registration and, upon delivery of the registrations, the Company has no further obligation under the agreements. The Company does not currently anticipate any significant change in the nature of the fees it charges its opt-in partners or in its customer base and believes its historical experience with its opt-in service is predictive of future estimates. For the nine months ended September 30, 1999 and 2000, revenue was recorded net of approximately $0.4 and $0.8 million for estimated duplicate member responses to the Company's opt-in partners' newsletters and other promotions.

Cash received in advance of advertising and opt-in services is recorded as deferred revenue. Revenue is recognized for advertising and opt-in services as e-mails and affirmative member responses, respectively, are delivered.

Consulting Revenue

Consulting revenue consists of revenue earned under contracts relating to services for the development of weather related content. These contracts are for services that require customization and modification of our customer's current software systems. Revenue is recognized under the percentage-of-completion method of accounting, based on the ratio of costs incurred to total estimated costs. The percentage-of-completion method is deemed the most appropriate method of revenue recognition as the Company is generally entitled to payment for work performed to date even though it may not coincide with a specific billing milestone. The billing milestones are considered to be interim billing points for the purposes of providing funding to the Company for its efforts and not true output measures of the Company's progress to completion. Additionally, the ratio of costs incurred to total estimated costs has a direct relationship to the performance of services specified in the arrangement due to the types of costs that are incurred. Costs incurred relating to performance of the services specified in the arrangement consist primarily of costs for consulting services and payroll relating to individuals performing the software modification/customization procedures. The consultant and payroll costs incurred directly coincide with the input of effort into the modification/customization process. Direct material costs on this project are immaterial. Project-related overhead costs included within the calculation of the percentage complete are consistent with industry practice and there are no significant up-front costs charged to the contract. Cash received in advance of services to be provided is recorded as deferred revenue and recognized upon the completion of the related services.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents, marketable securities and accounts receivable.

The Company's cash and cash equivalents are maintained at three U.S. financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. The majority of the Company's cash equivalents are invested in short-term commercial paper.

No one customer exceeded 10% of the Company's revenue and accounts receivable at September 30, 1999 or 2000. Additionally, the Company estimates an allowance for doubtful accounts based on the credit worthiness of its customers as well as general economic conditions.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities. The Company provides a valuation allowance on net deferred tax assets when it is more likely than not that such assets will not be realized.

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock-Based Compensation, and related Interpretations, in accounting for its employee and non-employee directors stock options and complies with the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Accordingly, the Company measures compensation expense for its employee stock-based compensation using the intrinsic value method and provides pro forma disclosures of net loss as if the fair value method had been applied in measuring compensation expense. Under the intrinsic value method of accounting for stock-based compensation, when the exercise price of options granted to employees is less than the estimated fair value of the underlying stock on the date of grant, deferred compensation is recognized and is amortized to compensation expense over the applicable vesting period.

The Company measures compensation expense for its non-employee stock-based compensation awards. The fair value of the options and warrants issued is used to measure the transaction as this is more reliable than the fair value of the services received. The fair value is measured as the value of the Company's common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid in capital. No options or warrants have been issued to non-employees during the nine-month periods ended September 30, 1999 and 2000.

Impairment of Long-lived Assets

The Company periodically evaluates the recoverability of long-lived assets. An impairment loss is recognized in the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable, and an estimate of future undiscounted cash flows is less than the carrying amount of the asset. Based on management's assessment as of September 30, 2000, the Company has determined that no impairment of long-lived assets exists.

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

Certain Risks and Uncertainties

The Company is subject to all the risks inherent in an early stage business in the technology industry. The risks include, but are not limited to, limited operating history, successful integration of acquired businesses, dependence on the Internet and related security risks and the changing nature of the Internet industry.

Segment Reporting

The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 replaces the "industry segment" approach with the "management" approach to reporting financial information about an enterprise's segments. The management approach designates the internal organization that is used by management for allocating resources and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers.

Comprehensive Income

The Company has adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires additional reporting with respect to certain changes in assets and liabilities that previously were reported in the statement of stockholders' equity. During the periods presented, the Company has not had any significant transactions that are required to be reported in comprehensive income.

Recent Accounting Pronouncements

In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC released SAB 101A, which delayed the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. The Company is required to be in conformity with the provisions of SAB 101, as amended by SAB 101A. In June 2000, the SEC issued SAB No. 101B, further delaying the required implementation of SAB 101 by the Company until the fiscal
fourth quarter of year 2000.   The Company is currently evaluating the impact
the adoption of SAB 101 will have on its financial statements.

In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, which delays the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective for the Company's fiscal year 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company has not entered into derivative contracts and does not have plans to enter into such contracts, accordingly the adoption of SFAS Nos. 133 and 137 is not expected to have a material effect on the financial statements.

4.  Marketable Securities

At December 31, 1999 and September 30, 2000, all marketable debt securities were classified as held-to-maturity and carried at amortized cost. Investments consisted of the following:

                                 December 31, 1999  September 30, 2000
Commercial paper                     $1,968,203         $24,724,389
U.S. government securities                   --           7,995,624
                                     ----------         -----------
    Total                            $1,968,203         $32,720,013
                                     ==========         ===========

At December 31, 1999 and September 30, 2000, the estimated fair value of each investment approximated its amortized cost and therefore, there were no unrealized gains or losses.

5.  Basic and Diluted Loss per Common Share

     The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations.

    Basic and diluted net loss per common share:

                                              Three Months Ended         Nine Months Ended
                                                 September 30,              September 30,
                                                 -------------              -------------

                                              1999         2000          1999           2000
                                              ----         ----          ----           ----
Net loss available to common
  stockholders........................... $(8,277,987) $(7,695,893)  $(15,117,618) $(39,014,435)
                                          ===========  ===========   ============  ============

Weighted-average shares of common stock
  outstanding............................   3,339,056   24,277,549      3,296,181    23,352,193
                                          ===========  ===========   ============  ============

Basic and diluted net loss per common
  share.................................. $     (2.48) $     (0.32)  $      (4.59) $      (1.67)
                                          ===========  ===========   ============  ============

Options to purchase 1,700,374 and 4,544,381 shares of common stock at weighted average exercise prices of $2.11 and $17.54 per share, respectively, have been excluded from the computation of diluted earnings per share as their effect would be anti-dilutive for the nine months ended September 30, 1999 and 2000, respectively.

6.  Commitments and Contingencies

In August 2000, the Company entered into an agreement for future distribution services valued at $3.3 million. Of the total contract price, the Company prepaid $2.3 million. The remaining amount due is payable in equal installments of $0.5 million in February and May 2001. The total contract price will be amortized over the period the distribution services are performed, which is expected to begin November 2000 and to be completed November 2001.

Additionally, the Company has committed to lease approximately 132,000 square feet of office space for a term of 10 years, beginning September 2000. Rent is payable monthly in advance and approximates $3.5 million per year and escalates annually by approximately 3%.

The Company has also entered into a collocation agreement for the housing, security and maintenance of its production and data warehouse computer servers. This contract totals approximately $2.9 million and has a term of 12 months.

On February 4, 2000, the Company was sued for breach of contract and misappropriation of trade secrets. The complaint filed by the plaintiff was dismissed with prejudice on May 3, 2000, with no payment due from the Company.

7.  Acquisitions

On August 31, 2000, the Company acquired smartRay Network, Inc. in a purchase business combination for $32.5 million, consisting of $2.3 million in cash, 1,252,198 shares of the Company's common stock valued at $22.5 million (based on the average of the Company's common stock two days prior to, the day of and two days subsequent to the announcement of the business combination), the assumption of options that are exercisable to acquire a total of 251,447 shares of the Company's common stock with a fair value of $6.9 million (calculated using the Black-Scholes option pricing model), the assumption of $0.5 million in liabilities and approximately $296,000 in acquisition costs. Results of smartRay have been included with those of the Company for periods subsequent to the date of acquisition.

The total purchase price of $32.5 million, including acquisition costs of $296,000, was allocated to the assets acquired and liabilities assumed based on their estimated fair values are as follows:

Tangible assets and liabilities         $   675,163
Assembled workforce                         770,000
Technology                                4,000,000
Goodwill                                 24,424,839
Deferred compensation                     2,624,022
                                        -----------

                                        $32,494,024
                                        ===========

Tangible assets are depreciated on a straight-line basis over the estimated useful lives of the assets, generally three to five years. Assembled workforce is amortized on a straight-line basis over one year. Technology and goodwill are amortized over three years. Deferred compensation is amortized on a straight-line basis over the remaining vesting period, which approximates 1 1/2 years.

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

The total purchase price of $30.5 million, including acquisition costs of $156,000, was allocated to the assets acquired and liabilities assumed based on their estimated fair values are as follows:

Tangible assets and liabilities.....................   $   298,000
Assembled workforce.................................       260,000
Technology..........................................     3,190,000
Noncompete agreement................................     1,830,000
Patent..............................................       710,000
Goodwill............................................    24,167,824
                                                       -----------

                                                       $30,455,824
                                                       ===========

Tangible assets are depreciated on a straight-line basis over the estimated useful lives of the assets, generally three to five years. Assembled workforce is amortized on a straight-line basis over the term of the employment contracts, which is one year. All other intangibles, including goodwill, are amortized on a straight-line basis over three years.

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

The following unaudited pro forma results of operations for the nine months ended September 30, 2000 and 1999 are presented as though smartRay, WITI and PleaseRSVP.com had been acquired at the beginning of 1999, after giving effect to purchase accounting adjustments relating to amortization of intangible assets.

                                               Nine Months Ended
                                                 September 30,
                                                 -------------

                                          2000                    1999
                                          ----------------------------
     Revenue.........................     $42,814,578         $ 6,874,007
                                          ===========         ===========

     Net loss........................     $(47,509,390)       $15,001,462
                                          ============        ===========

     Basic and diluted net loss per
       share.........................     $(1.90)             $(3.07)
                                          ======              ======

     Weighted average common
       shares outstanding............      24,950,187          4,894,415
                                           ==========          =========

The pro forma results of operations are not necessarily indicative of the results that would have occurred had the smartRay, WITI and PleaseRSVP.com acquisitions been consummated on January 1, 1999, nor are they necessarily indicative of future operating results.

8.  Investments in Unconsolidated Entities

On March 15, 2000, the Company acquired a 12% interest in an Internet- related astrology business for approximately $1.45 million in cash. The Company accounted for this investment using the equity method since the Company could exercise influence over the operations of the investee as it had an option to purchase the remaining 88% of the investee on or before July 15, 2000. The equity method requires the Company to record its proportionate share of the investee's income or loss. For the nine months ended September 30, 2000, the Company recorded $25,173 as a loss from investment in unconsolidated entities. On June 29, 2000, the Company sold its investment to an unrelated third party in exchange for a note receivable in the amount of $1.45 million. A loss on the sale of investment of approximately $ 39,000, comprising unrecovered acquisition costs, is included in operating expenses in the statement of operations.

On March 24, 2000, the Company acquired a 9% interest in an Internet-related shopping comparison business for $2.26 million in cash. The Company accounts for this investment using the cost method since it cannot exercise any influence over the operations of the investee. The cost of the investment is reduced by cash received from the investee related to advertising services provided by the Company. To date, the Company has received approximately $1.4 million in cash from the investee.

On June 27, 2000, the Company acquired a 5% interest in an electronic messaging company for $2 million in cash. The Company accounts for this investment using the cost method since it cannot exercise any influence over the operations of the investee.

9. Segment Information

Prior to the third quarter of 2000, the Company operated in one segment: the Internet and related services. Beginning in the third quarter of 2000, however, management began evaluating the Company by strategic business unit. The Company currently operates within three business units: business to consumer marketing, wireless marketing and business to business marketing. The reportable segments derive revenue from the sale of advertising within each unit's corresponding medium. The segment operating loss is revenue less direct and allocable expenses. Segment identifiable assets are those that are directly used in or identified to segment operations.

Financial information by segment for the nine months ended September 30, 2000 follows:


                                 Consumer        B2B        Wireless     Corporate        Total
                                 --------        ---        --------     ---------        -----
Revenue                        $40,688,879  $    464,758  $ 1,198,095   $          -   $ 42,351,732
Operating loss                  (5,514,574)  (11,709,307)  (2,240,514)   (19,550,040)   (39,014,435)
Depreciation and amortization      994,612       264,390      531,666      7,913,061      9,703,729



Item 2. Management's Discussion And Analysis Of Financial Condition And Results of Operations

The following discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and in the section entitled "Risk Factors" of this Form 10-Q.

Overview

We provide online direct marketing opportunities to our advertising partners by delivering personalized e-mail messages to our members. Our e-mail messages contain helpful reminders and tips that enable our members to better organize and manage their busy lives. Our proprietary information about our members and highly precise targeting capabilities provide our advertising partners the opportunity to more effectively reach their target audiences.

We were incorporated in Maryland on August 9, 1996 ("Date of Inception") under the name of MinderSoft, Inc. In January 1999, we changed our name to LifeMinders.com, Inc. and reincorporated in Delaware on July 2, 1999. In
June 2000, we changed our name again to LifeMinders, Inc.

Significant Transactions

In 2000, we announced two transactions that we expect will have a significant effect on our results of operations and financial condition. These transactions were:

WITI Merger

On March 29, 2000, we acquired WITI Corporation in a purchase business combination for $30.5 million, consisting of $3.5 million in cash, 345,796 shares of our common stock valued at $23.0 million (based on the average price of our common stock two days prior to, the day of and two days subsequent to the announcement of the business combination), the assumption of options that are exercisable to acquire 38,266 shares of our common stock with a fair value of $2.5 million (calculated using the Black-Scholes option pricing model), the assumption of $1.3 million in liabilities and approximately $156,000 in acquisition costs. The acquisition pairs WITI's advanced weather products with our subscriber base and provides us with a platform to offer high-resolution weather forecasting and alerts to its members, as well as an unobtrusive daily weather product to its existing customers. With the acquisition, the Company assumed a consulting contract that we anticipate will provide approximately $1.5 million in revenue for 2000.

smartRay Merger

On August 31, 2000, we acquired smartRay Network, Inc. in a purchase business combination for $32.5 million, consisting of $2.3 million in cash, 1,252,198 shares of our common stock valued at $22.5 million (based on the average of our common stock two days prior to, the day of and two days subsequent to the announcement of the business combination), the assumption of options that are exercisable to acquire a total of 251,447 shares of our common stock with a fair value of $6.9 million (calculated using the Black-Scholes option pricing model), the assumption of $0.5 million in liabilities and approximately $296,000 in acquisition costs. The acquisition enhances our wireless message delivery capabilities to provide intelligent content and commerce messages to our subscriber base. The smartRay technology complements the technology previously acquired from WITI by employing an alert-based, wireless platform that we expect will be able to support our rapidly expanding customer base. SmartRay's results of operations are expected to be insignificant in 2000.

Revenue

Since the beginning of calendar year 1999, we have generated revenue primarily through advertising and opt-in services. Our advertising revenue is subject to the effects of seasonality. If purchasing patterns or timing of purchasing by advertisers were to change, our operations and quarter-to-quarter comparisons could be materially affected.

Advertising

Advertising arrangements consist primarily of advertisements that are displayed within our e-mails. Generally, advertisers pay us and we recognize revenue on a per e-mail basis, based on the number of e-mails delivered to our members in which the advertisements are displayed. From time to time, we may guarantee a minimum number of e-mails to be delivered containing an advertisement directed at a specific group. Under these contracts, we are not required to forfeit fees received for e-mails previously delivered and we have historically fulfilled our guaranteed minimum number of e-mails; therefore, revenue is recognized as e-mails are delivered. We may also guarantee a minimum number of sales orders for the advertiser based on the e-mails delivered. Under these contracts we defer all revenue until notification is received from the advertiser that the minimum number of sales orders have been achieved by the advertiser. In addition, we may provide advertisers the opportunity for the exclusive right to sponsor advertisements within a specific e-mail category for a specified period of time for a fixed fee. Under these contracts we recognize revenue ratably during the period the advertisement is displayed in our e-mails since there is no obligation to provide a minimum number of e-mails for that individual advertiser. Our advertising contracts generally have average terms ranging from one to twelve months.

Advertising revenue may also include barter transactions, where the Company exchanges advertising space on its e-mails for reciprocal advertising space or traffic on other Web sites. Revenue from barter transactions is recognized in accordance with APB Opinion No. 29, Accounting for Nonmonetary Transactions (APB No. 29), and Emerging Issues Task Force Issue (EITF Issue) No. 99-17, Accounting for Advertising Barter Transactions, during the period in which the advertisements are displayed in our Company's e-mails. In the absence of sufficient evidence of fair value, the acquired assets are recorded at the book value of the surrendered assets. No gain or loss is recorded from barter transactions as the revenue recognized equals the advertising costs incurred. For the nine months ended September 30, 1999, we did not enter into any barter agreements. For the nine months ended September 30, 2000, we entered into four barter arrangements for which fair value could not be determined. No revenue or expense was recognized as sufficient evidence of fair value was indeterminable and the Company's carrying cost of the surrendered assets was insignificant.

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

Duplicate member responses are names, generally in the form of e-mail addresses, that we provide to opt-in advertising partners for which our members have previously registered either through our sign up process or with our opt-in advertising partners directly. Historically, opt-in partners have immediately notified us of duplicate member responses upon receipt of member registration information, which is transmitted to opt-in partners twice a week. We issue credits upon notification of duplicate member responses and, therefore, has not experienced significant differences between the actual and estimated amounts of duplicate member responses. Opt-in partners pay a fixed rate per registration and, upon delivery of the registrations, we have no further obligation under the agreements. We do not currently anticipate any significant change in the nature of the fees it charges its opt-in partners or in its customer base and believes its historical experience with its opt-in service is predictive of future estimates. For the nine months ended September 30, 1999 and 2000, revenue was recorded net of approximately $0.4 and $0.8 million for estimated duplicate member responses to our opt-in partners' newsletters and other promotions.

Cash received in advance of advertising and opt-in services is recorded as deferred revenue. Revenue is recognized for advertising and opt-in services as e-mails and affirmative member responses, respectively, are delivered.

Consulting revenue

Consulting revenue consists of revenue earned under contracts relating to services for the development of weather related content. These contracts are for services which require customization and modification of our customer's current software systems. Revenue is recognized under the percentage-of-completion method of accounting, based on the ratio of costs incurred to total estimated costs. The percentage-of-completion method is deemed the most appropriate method of revenue recognition as we are generally entitled to payment for work performed to date even though it may not coincide with a specific billing milestone. The billing milestones are considered to be interim billing points for the purposes of providing funding to us for our efforts and not true output measures of our progress to completion. Additionally, the ratio of costs incurred to total estimated costs has a direct relationship to the performance of services specified in the arrangement due to the types of costs that are incurred. Costs incurred relating to performance of the services specified in the arrangement consist primarily of costs for consulting services and payroll relating to individuals performing the software modification/customization procedures. The consultant and payroll costs incurred directly coincide with the input of effort into the modification/customization process. Direct material costs on this project are immaterial. Project-related overhead costs included within the calculation of the percentage complete are consistent with normal practice and there are no significant up-front costs charged to the contract. Cash received in advance of services to be provided is recorded as deferred revenue and recognized upon the completion of the related services.

Expenses

Cost of Revenue

Cost of revenue consists of salaries, employee benefits and related expenses of our Member Experience personnel, fees paid to freelance writers of our content and depreciation of and collocation costs associated with the computer equipment necessary to run our service. We believe that a significant increase in these expenses will be necessary as we expand the number of e-mail categories offered to our members.

Sales and Marketing

Sales and marketing expenses include salaries, sales commissions, employee benefits, travel and related expenses of our direct sales force, advertising and promotional expenses, marketing, and sales support functions. In an effort to increase our revenue, member base and brand awareness, we expect to increase significantly the amount of spending on sales and marketing over the next year. Marketing costs associated with increasing our member base are expensed in the period incurred.

Research and Development

Research and development costs include expenses for the development of new or improved technologies designed to enhance the performance of our service, including the salaries and related expenses for our engineering department, as well as costs for contracted services and content facilities and depreciation on equipment. A significant level of product development activity is necessary for our business and we intend to increase significantly the amount of spending to fund this activity.

General and Administrative

General and administrative expenses include salaries, employee benefits and expenses for our executive, finance, legal and human resources personnel. In addition, general and administrative expenses include fees for professional services and occupancy costs. General and administrative expenses are expected to increase in absolute dollars, in part due to the costs associated with being a public company.

We do not currently anticipate that inflation will have a material impact on our cash flows, results of operations or financial position.

Stock-Based Compensation

In connection with the grant of stock options to employees during the year ended December 31, 1999, deferred compensation of $5.7 million was recorded as a reduction to stockholders' equity. This deferred compensation represented the difference between the estimated fair value of our common stock and the exercise price of these options at the date of grant prior to our initial public offering. Additionally, in accordance with FIN 44, $2.6 million of deferred compensation was recognized upon the assumption of outstanding options that are exercisable to acquire our common stock associated with the acquisition of smartRay Networks. Deferred compensation is amortized over the vesting periods of the applicable options.

Results of Operations

Revenue. Revenue was $16.7 million and $42.4 million for the three and nine months ended September 30, 2000, respectively, which represent increases of 268% and 608%, respectively, when compared with the corresponding periods in 1999. Advertising revenue was $14.7 million and $34.9 million for the three and nine months ended September 30, 2000, respectively, which represent increases of 363% and 760%, respectively, when compared with the corresponding periods in 1999. Opt- in revenue was $1.3 million and $6.2 million for the three and nine months ended September 30, 2000, respectively, which represent a decrease of 2% and an increase of 224%, respectively, when compared with the corresponding periods in 1999. The increase in revenue was due to significant expansion and sale of advertising resulting from an increase in our membership base. The decline in opt-in revenue is due to the redirection of the focus of the sales department to new business lines, principally the business to business unit.

Cost of revenue. Cost of revenue was $1.7 million and $4.0 million, or 10% of total revenue, for the three and nine months ended September 30, 2000, respectively. Cost of revenue was $0.3 million and $0.5 million, or 6% and 9% of total revenue, respectively, for the comparable periods in 1999. Our cost of revenue for the three and nine months ended September 30, 2000 primarily consisted of expenses related to the maintenance of existing member profiles, the expansion of e-mail categories, which increases the staff required to write content for those categories, and housing fees associated with and depreciation of the computer systems necessary to operate our service. Of the $1.4 million increase for the three months ended September 30, 2000 as compared to the comparable period in 1999, 31% is due to an increase in the housing and depreciation of additional computer equipment required to operate our service resulting from the Company's rapid growth in membership, 20% resulted from an increase in the personnel in our Member Experience department, which is responsible for identifying, composing and editing the content delivered in our emails, 19% is attributable to the costs of revenue associated with the consulting revenue acquired in the WITI acquisition and 18% is the amortization of WITI technology acquired. Of the $3.5 million increase for the nine months ended September 30, 2000 as compared to the comparable period in 1999, 42% is due to an increase in the housing and depreciation of additional computer equipment, 20% resulted from an increase in the personnel in our Member Experience department, 14% is attributable to the costs of revenue associated with the consulting revenue acquired in the WITI acquisition and 15% is the amortization of WITI technology acquired.

Sales and marketing. Sales and marketing expenses were $14.7 million and $59.1 million, or 88% and 140% of total revenue, for the three and nine months ended September 30, 2000, respectively. Sales and marketing expenses were $10.3 million and $16.5 million, or 226% and 276%, respectively, of total revenue, for the comparable periods in 1999. Of the $4.4 million increase for the three months ended September 30, 2000 as compared to the comparable period in 1999, 33% resulted from a major expansion in our efforts to acquire new members through the purchase of banner advertisements and similar services on the Web, 27% resulted from an increase in our sales and marketing staff, 20% related to an increase in housing fees and depreciation associated with computer systems used to analyze customer metrics and 13% was attributable to the outsourcing of certain corporate marketing functions associated with being a public company. Of the $42.6 million increase for the nine months ended September 30, 2000 as compared to the comparable period in 1999, 68% was attributed to the increased purchase of banner advertisements and similar services on the Web, 10% resulted from an increase in our sales and marketing staff, 3% related to an increase in housing fees and depreciation associated with computer systems used to analyze customer metrics, and 11% was attributable to the outsourcing of certain corporate marketing functions.

Research and development. Research and development expenses were $2.2 million and $5.4 million, or 13% and 13% of total revenue, for the three and nine months ended September 30, 2000, respectively. Research and development expenses were $0.5 million and $1.0 million, or 11% and 17% of total revenue, respectively, for the comparable periods in 1999. Of the $1.7 million increase for the three months ended September 30, 2000 as compared to the comparable period in 1999, 64% is attributable to expansion of technical personnel and related recruiting fees and 24% is due to professional fees incurred to further develop and enhance our service. Additionally, 14% of the increase is due to research and development associated with our PleaseRSVP product. Of the $4.4 million increase for the nine months ended September 30, 2000 as compared to the comparable period in 1999, 56% is attributable to the expansion of staff, 28% is due to professional fees incurred to further develop and enhance our service and 10% is related to research and development associated with the PleaseRSVP product.

General and administrative. General and administrative expenses were $3.5 million and $10.4 million, or 21% and 25% of total revenue, for the three and nine months ended September 30, 2000, respectively. General and administrative expenses were $1.4 million and $2.4 million, or 30% and 40% of total revenue, respectively, for the comparable periods in 1999. Of the $2.1 million increase for the three months ended September 30, 2000 as compared to the comparable period in 1999, 58% is the result of our rapid growth and expansion, requiring additional personnel and related fringe benefit expenses, relocation and recruiting; 14% is attributable to the outsourcing of the processing of bounty payments related to an advertising campaign; and 14% is directly related to increases in professional fees as a result of becoming a public company. Of the $8.0 million increase for the nine months ended September 30, 2000 as compared to the comparable period in 1999, 46% is the result of the Company's rapid growth and expansion in personnel, 5% is attributable to the outsourcing of the processing of bounty payments, and 12% is due to increases in professional fees as a result of going public. Additionally, 14% is due to an increase in bad debt expense directly attributable to the increase in revenue.

Depreciation and amortization. Depreciation and amortization expenses were $0.9 million and $1.6 million, or 5% and 4% of total revenue, for the three and nine months ended September 30, 2000, respectively. Depreciation and amortization expenses were $58,000 and $66,000, or 1% and 1% of total revenues, respectively, for the comparable periods in 1999.

Amortization of goodwill. As part of the smartRay, WITI and PleaseRSVP.com, Inc. acquisitions, we recorded goodwill in the amount of $51.5 million.
Goodwill is being amortized over three-year periods, which resulted in charges totaling $2.9 and $5.3 million, or 18% and 12% of total revenue, for the three and nine months ended September 30, 2000, respectively.

Interest income, net. Interest income, net was $1.6 million and $4.5 million, or 9% and 11% of total revenue, for the three and nine months ended September 30, 2000, respectively. For the comparable periods in 1999, interest income, net was $56,000 and $124,000, or 1% and 2% of total revenue, respectively. This increase was due primarily to an increase in funds available for investment in short term investments. The majority of the increase in funds was attributable to the approximately $147.6 million in net proceeds from our initial public offering in November 1999 and follow-on offering in February 2000. Interest expense for the nine and three months ended September 30, 1999 and 2000, was immaterial.

Loss from investment in unconsolidated entities. Loss from investment in unconsolidated entities consists of losses attributable to our 12% interest acquired on March 15, 2000 in an Internet-related business. During the nine months ended September 30, 2000 we recorded losses totaling $25,173.

Income taxes. No income taxes have been recorded for any of the periods presented. We have provided a full valuation allowance on our deferred tax assets, consisting primarily of net operating loss carryforwards, because of the uncertainty regarding their potential realization.

Accretion on mandatorily redeemable convertible preferred stock. Accretion on mandatorily redeemable convertible preferred stock decreased from $433,000 and $664,000 for the three and nine months ended September 30, 1999, respectively, to $0 for the three and nine months ended September 30, 2000. The preferred stock dividends and direct issuance costs on Series A, Series B, and Series C preferred stock resulted in the accretion. During the three months ended September 30, 1999, shares of Series A, Series B, Series C and Series D preferred stock were outstanding. During the three and nine months ended September 30, 2000, no shares of preferred stock were outstanding as a result of their conversion into common stock concurrent with our initial public offering in November 1999.

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

Liquidity and Capital Resources

Prior to our initial public offering in November 1999, we funded our operations primarily through the private placement of preferred equity securities. Our initial public offering raised approximately $61.7 million in net proceeds. In February 2000, we completed a follow-on offering that raised approximately $85.9 million in net proceeds. As of September 30, 2000, we had approximately $78.0 million of cash, cash equivalents and marketable securities. Outstanding equipment financing, comprising both notes payable and capital leases, totaled approximately $3.7 million at September 30, 2000. The outstanding principal balances of the various equipment financings must be repaid in equal monthly installments through August 2002. Additionally, the Company has outstanding commitments to lease office and computer warehouse space totaling $44.4 million as of September 30, 2000. The commitments have various terms expiring through January 2011. Associated with its acquisition of WITI, we assumed two notes payable totaling $1.6 million: $1.0 million was a note payable to us, which will be cancelled, and $0.6 million will be repaid out of cash flows from operations associated with consulting revenue. Upon our acquisition of smartRay, we assumed a note payable to ourself of $1.3 million, which will be cancelled.

Net cash used in operating activities was approximately $31.7 million for the nine months ended September 30, 2000. Cash used in operating activities for the nine months ended September 30, 2000 resulted primarily from net losses and increases in accounts receivable, which were partially offset by noncash adjustments. During the nine months ended September 30, 2000, we entered into an agreement for future distribution services totaling $3.3 million, of which $2.3 million was prepaid. The remaining balance under the one-year agreement, which is expected to expire in November 2001, will be paid in equal installments of $0.5 million in February and May 2001. The remaining commitment of $1 million will be funded out of cash available from operations.

Net cash used in investing activities was approximately $65.6 million for the nine months ended September 30, 2000. Cash used in investing activities for the nine months ended September 30, 2000 was related to business acquisitions, investments in unconsolidated entities, marketable securities, collateral securing a letter of credit, purchases of marketable securities and purchases of property and equipment.

Net cash provided by financing activities was approximately $87.0 million for the nine months ended September 30, 2000. Cash provided by financing activities for the nine months ended September 30, 2000 resulted primarily from the sale of common stock in our follow-on public offering in February 2000 as well as the borrowings under notes payable.

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

                                 RISK FACTORS

In addition to the other information in this Form 10-Q, the following factors should be carefully considered in evaluating LifeMinders and our business. The risks and uncertainties described below are not the only ones facing our company and there may be additional risks that we do not presently know of or that we currently deem immaterial. All of these risks and uncertainties and actual results may differ materially from the results we discuss in the forward-looking statements. If any of the following risks actually occur, our business, financial condition, cash flow or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline.

We have incurred significant losses, we expect losses for the foreseeable future, and we may never become profitable.

We have not achieved profitability in any previous quarter and expect to continue to incur operating losses for the foreseeable future. As of September 30, 2000, we had an accumulated deficit of approximately $73.1 million. We incurred net losses of approximately $0.5 million, $1.9 million and $31.6 million for the years ended December 31, 1997, 1998 and 1999, respectively, and a net loss of approximately $39.0 million for the nine months ended September 30, 2000. Although our revenue has grown in recent quarters, we cannot be certain that we will be able to sustain these growth rates or that we will realize sufficient revenue to achieve profitability. We also expect to incur significant product development, sales and marketing and administrative expenses and, as a result, we expect to continue to incur losses. We will need to generate significant revenue to achieve profitability. We plan to increase our operating expenses as we continue to acquire new members, build infrastructure and create brand awareness. If our revenue growth is slower than we anticipate or our operating expenses exceed our expectations, our losses will significantly increase. Moreover, even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

We face intense competition from both traditional and online advertising and direct marketing businesses. If we do not respond to this competition effectively, we may not be able to retain current advertisers or attract new advertisers, which would reduce our revenue and harm our financial results. Currently, several companies offer competitive e-mail direct marketing services, including coolsavings.com, MyPoints.com, NetCreations, YesMail.com (a subsidiary of CMGI, Inc.), Digital Impact and Exactis (a subsidiary of 24/7 Media, Inc.). We also expect to face competition from online content providers, list aggregators as well as established online portals and community Web sites that engage in direct marketing programs. Additionally, we may face competition from traditional advertising agencies and direct marketing companies that may seek to offer online products or services.

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

Our ability to support the growth of our business will depend, in part, on our ability to attract and retain highly skilled employees, particularly management, editorial, sales and technical personnel. In particular, due to the relatively early stage of our business, we believe that our future success is highly dependent on Stephen R. Chapin, our founder, Chief Executive Officer and Chairman of the Board of Directors, and Allison Abraham, President, to provide continuity in the execution of our growth plans. Furthermore, we rely on highly skilled editorial personnel to create our e-mail messages, sales and marketing personnel to maintain and expand our member base and the number of advertisers, and technical personnel to maintain and improve our technological capabilities. If we are unable to hire or retain key employees, our ability to operate and grow our business will be adversely affected. Competition for employees with these skills and experience is intense. As a result, we may be unable to retain our key employees or to attract other highly qualified employees in the future. We have experienced difficulty from time to time in attracting the personnel necessary to support the growth of our business, and we may experience similar difficulty in the future.

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

     Maintaining and expanding our member base and the number of our advertisers will require significant cash expenditures. If the cash on hand, cash generated from operations and existing loan and credit arrangements are not sufficient to meet our cash requirements, we will need to seek additional capital, which could result in significant costs and dilute the ownership interest of our stockholders and thereby adversely affect our stock price. Additional financing may not be available on terms favorable to us, or at all, which could result in significant costs to obtain the necessary capital and limit our ability to maintain and expand our member base and number of advertisers, or otherwise respond to competitive pressures. In addition, if we raise additional funds through the issuance of equity or equity-linked securities, the percentage ownership of our stockholders would be reduced. These securities may have rights, preferences or privileges senior to those of our stockholders. See ''Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources'' for a discussion of working capital and capital expenditures.

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

Our executive officers and directors have and may continue to have substantial voting control, which will allow them to influence the outcome of matters submitted to stockholders for approval in a manner that may be adverse to your interests.

Our executive officers, our directors and entities affiliated with them, in the aggregate, beneficially own approximately 34% of our outstanding common stock as of September 30, 2000. As a result, these stockholders will retain substantial control over matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control, which could have an adverse affect on our stock price.

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

We maintain a database containing information on our members, including their account balances. Unauthorized users accessing our systems remotely may access our database. If the security of our database is compromised, current and potential members may be reluctant to use our services or provide us with the personal data we need to adequately develop and maintain individual member profiles, which could prevent us from retaining and attracting the advertisers we require to sustain revenue growth. In addition, as a result of these security and privacy concerns, we may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by security breaches, and we may be unable to effectively target direct marketing offers to members or may be subject to legal claims of members if unauthorized third parties gain access to our system and alter or destroy information in our database. Also, any public perception that we engaged in the unauthorized release of member information, whether or not correct, would adversely affect our ability to attract and retain members.

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

Problems with the performance and reliability of the Internet infrastructure could adversely affect the quality and reliability of the products and services we offer our members and advertisers, which could prevent us from sustaining revenue growth.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relate primarily to our marketable securities, which generally have maturities of one year or less. We do not use derivative financial instruments for speculative or trading purposes. We invest our excess cash in short-term, fixed income financial instruments with an investment strategy to buy and hold to maturity. These fixed rate investments are subject to interest rate risk and may fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from the levels at September 30, 2000, the fair value of the portfolio would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity, and therefore we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates on our investment portfolio.

PART II - OTHER INFORMATION

Item 1  Legal Proceedings.

In the normal course of business, the Company is at times subject to pending and threatened legal actions and proceedings. After reviewing pending and threatened actions and proceedings with counsel, management believes that the outcome of such actions or proceedings is not expected to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Item 2  Changes in Securities and Use of Proceeds.

(a) None.

(b) None.

(c) Recent Sales of Unregistered Securities

On August 31, 2000, we issued 1,252,198 shares of our unregistered common stock to the shareholders of smartRay Network, Inc. in connection with our acquisition of that company. We believe that the issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.


(d) Use of Proceeds.

On February 8, 2000, we completed our secondary public offering of 2,767,500 shares of common stock. The aggregate offering amount including the overallotment exercise was approximately $91.3 million. Proceeds have been used to continue to fund working capital, member acquisition activities, capital expenditures, and strategic investment. In addition, $4.4 million from these proceeds were spent on acquisition activities.

Item 3  Defaults Upon Senior Securities.

None.

Item 4  Submission of Matters to a Vote of Securities Holders.

None.

Item 5  Other Information.

None.

Item 6  Exhibits and Reports on Form 8-K.

a. Exhibits

10.10 Lease Agreement, dated May 18, 2000, by and between the Company and DTC Associates, LLC

27.1 Financial Data Schedule

b. Reports on form 8-K.

Form 8-K was filed with the SEC on September 15, 2000, with respect to the acquisition of smartRay Network, Inc. See Note 7 of Notes to Financial Statements included herein.

                               LIFEMINDERS, INC.
                                  SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               LifeMinders, Inc.
                               -----------------
                                  (Registrant)

  November 14, 2000            /s/ Joseph S. Grabias
  -----------------            ---------------------

        Date                      (Signature)**

                                 Joseph S. Grabias
                                 Chief Financial Officer
                                 (Principal accounting officer and
                                 duly authorized officer)

                                   EXHIBITS

Item No.                  Description
--------                  -----------

10.10 Lease Agreement, dated May 18, 2000, by and between the Company and DTC Associates, LLC

27.1                      Financial Data Schedule