Form 10-K
period 2000-12-31
LIFEMINDERS INC
filed 2001-04-02
CIK 1079270

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For fiscal year ended December 31, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to ______________

                            Commission File Number:


                               LIFEMINDERS, INC.
            (Exact name of registrant as specified in its charter)

             Delaware                                       52-1990403
  (State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                       Identification No.)

       13530 Dulles Technology Drive, Suite 500, Herndon, Virginia 20171
                   (Address of principal executive offices)

                                (703) 793-8210
             (Registrant's telephone number, including area code)

                                  ___________

          Securities registered pursuant to Section 12(b) of the Act:

      Title of each class             Name of each exchange on which registered
             None                                       None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, Par Value $0.01 Per Share

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[_]

  Indicated by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[_]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on February 28, 2001, as reported on the Nasdaq National Market, was approximately $34,496,510 (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the Registrant's Common Stock).

  As of February 28, 2001, the Registrant had 25,959,316 outstanding shares of Common Stock.



                      DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference in Part III of this Form 10-K.

                                    PART I

ITEM 1.   BUSINESS.

This annual report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "intend," "anticipate,"
"believe," "estimate," "continue" and other similar words. You should read statements that contain these words carefully because they discuss our future expectations, make projections of our future results of operations or our financial condition or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control. The factors listed in the sections captioned "Risk
Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as any cautionary language in this annual report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

Business Overview

We are an online direct marketing company. Through our two current business units, consumer and outsourcing, we send personalized email messages to more than 20 million members and provide direct marketing services and products to business customers. Over the past two years, we have built a large permission-based membership to which we distribute our direct marketing messages via email. The technology and infrastructure that were developed to provide services and products to our member base have enabled us to expand into outsourcing message delivery for other companies.

During 2000, we also operated a wireless business, which, in the fourth quarter of 2000, we decided not to pursue.

Consumer Unit

Our consumer unit sends to our members personalized email messages, or newsletters, in 20 categories, based on member information that is obtained during the registration process as well as by capturing behavioral information through member interaction with our emails. Our email messages contain helpful reminders and tips directed towards our members' interests and hobbies. For example, LifeMinders messages sent to members in our Pet category include information personalized to the members' pet breeds. Members in our Auto category receive timely tips and information about maintenance needs and recall information on their cars. This personalized content results in a targeted environment for advertisers.

Our consumer unit enables our partners to reach our members through placements of targeted, direct marketing advertisements and content in our emails and through our registration program. In our advertising program, we place advertisements provided by our advertising partners in the individual email messages sent to our members who may have an interest in the product or service being advertised. From each placement, our members can link directly to our advertising partners' own Web sites or other designated areas, thus providing our partners an opportunity to interact directly with interested members. Clients such as Gateway, BMG Direct, Discovery Communications and JC Penney have elected to target these advertisements across several LifeMinders categories. We also source advertisements from advertising agencies such as Phase2Media.

In our content program, we place relevant information provided by our content partners in individual email messages sent to our members that have an interest
in the subject matter.   From each placement, our members again can link
directly to our content partners' own Web sites or other designated areas, thus providing our partners another opportunity to interact directly with interested members. Our content partners include iVillage, HomeStore and CondeNet.

In our registration program, we place in our new member registration page product and service promotions provided by our registration partners. From each placement, our members can opt-in to receive information directly from those registration partners. Our registration partners include DoubleDay, Omaha Steaks and MCI.

The information we have about our members and our precise targeting capabilities provide our partners the opportunity to effectively reach specific audiences through the categories below.

                  Category                          Description
                  --------                          -----------

LifeMinders Auto......................       Maintenance notification,
                                             recall notices, driving
                                             tips and safety information
                                             specific to the make,
                                             model, year and mileage of
                                             members' vehicles.

LifeMinders Cash-N-Prizes.............       Sweepstakes offers, bargain
                                             products and free items
                                             targeted to members'
                                             interests.

LifeMinders Computers & Tech..........       Product reviews and additional
                                             information based on members'
                                             specific computers and areas of
                                             interest.


LifeMinders Family....................       Insights on family
                                             relationships, pregnancy
                                             and parenting including
                                             month-by-month or
                                             year-by-year development of
                                             children, from prenatal to teen.

LifeMinders Food......................       Menu planning tips, dining
                                             out advice and recipes for
                                             the novice chef or grand
                                             gourmet.

LifeMinders Health & Fitness..........       Exercise and diet tips for
                                             all fitness levels to help
                                             members get in shape or
                                             lose weight.

LifeMinders Holidays..................       Reminders and tips for
                                             holidays throughout the year.

LifeMinders Home......................       Advice tailored to type of
                                             dwelling, interests and
                                             region about members'
                                             homes, yards and gardens
                                             including fix-it projects,
                                             decorating ideas and
                                             gardening tips.

LifeMinders Member Rewards............       Special offers to
                                             LifeMinders members.

LifeMinders Member Update.............       Notifications about new
                                             products, feature upgrades
                                             and service improvements.

LifeMinders for Men...................       Online men's club,
                                             including tips and deals
                                             for men.

LifeMinders Mind & Spirit.............       Horoscopes, quizzes and
                                             stories that relate to
                                             members' beliefs about
                                             spirituality.

LifeMinders Personal Events...........       Reminders for personal
                                             events, including birthdays
                                             and anniversaries.

LifeMinders Pet.......................       Health and training
                                             information for members'
                                             pets by type, breed, gender
                                             and age.

LifeMinders Shopping..................       Coupons, deals and shopping
                                             tips customized to match
                                             members' profiles including
                                             special buyers' guides and
                                             shopping secrets for
                                             members only.

LifeMinders Small Business............       Expert ideas, productivity
                                             tools and news alerts for
                                             all business levels and
                                             interests for successful
                                             small business owners and
                                             aspiring entrepreneurs.

LifeMinders Today.....................       Local weather, coupons and
                                             events, timely news
                                             headlines, games,
                                             horoscopes, daily
                                             inspirations and jokes.

LifeMinders Travel....................       Getaways targeted to
                                             members' home regions and
                                             deals for their favorite
                                             destinations. Also, tips by
                                             travel style, such as
                                             business, student, family
                                             and retiree.

LifeMinders for Women.................       Fashion, beauty, health
                                             ideas and trends for women
                                             of all ages.

LifeMinders Work & Money..............       Advice about personal
                                             finances, career choices,
                                             job opportunities, managing
                                             money and other work and
                                             finance-related topics.

Our consumer unit offerings are characterized by the following:

  . Targeted, relevant content. Our technology matches content and advertisements to individual member interests at a detailed level. Each piece of information and each advertising placement may be targeted to a separate variable in our database, providing a personalized experience for members and a rich environment for advertisers. For example, each morning, subscribers to the LifeMinders Today newsletter can receive their local weather and the latest national and local news headlines. Within the same email, our partners may run advertisements for gifts targeted to a particular member's birthday or place a coupon for a retailer located within the member's zip code.

     . Enhanced user efficiency. Our personalized, content-rich emails on specific interests enable our members to efficiently access information on the web. We deliver each message in a brief, user-friendly email format, either text or HTML, that we determine is most appropriate for each member's mail client. Our targeted messages contain embedded links that go directly to full-text articles and helpful information. These links supplement the content within the messages and provide easily accessible information to our members.

     . Member trust and confidence. We are certified by TRUSTe, a leading, independent, non-profit organization whose mission is to build Internet users' trust and confidence in the Internet by promoting the principles of disclosure and informed consent. As a result, our members are able to exercise a significant amount of control over their experiences. Our service also allows members to modify their profiles or subscription information or unsubscribe at any time by clicking through a link in our email messages or by accessing their account information on our website.

     . Detailed reporting and data mining technology. Our capabilities include sophisticated data mining techniques and timely reporting technology to evaluate the results of our advertising partners' marketing campaigns. This information can be easily accessed in a timely reporting environment, allowing us to quickly adjust our programs to improve the member experience or advertiser performance.

Outsourcing Unit

Our outsourcing unit was launched late in the second quarter of 2000. Our outsourcing unit enables other companies to deliver targeted marketing messages to their own customers via email, thereby creating opportunities to enhance communication with their customers, increase revenue opportunities and heighten loyalty for their brands.

Our outsourcing unit provides services and products for companies such as the Weather Channel, Fingerhut, Johnson and Johnson and Bell South. In addition, we were chosen to be the exclusive email provider for the 2000 Summer Games in Sydney, Australia.

We typically provide the following services and products to our outsourcing partners:

     . Hosting of the registration site where the partners' customers can sign-up for the partners' emails;

     . Development of the initial email templates as well as ongoing creative services for the emails;

     . Dynamic assembly of individual emails for the partners' customer bases, including targeted content (provided by LifeMinders or the partner) and advertising placements;

     .  Delivery of emails at the appropriate times of each day;

     . Customer service functions including undeliverable email management, processing unsubscribe requests and responses to general customer inquiries;

     . Timely reporting and analysis of results associated with the partners' email programs; and

     . Management of the partners' customer databases, including data storage and analysis, data security and data transport.

Sales and Marketing

We acquire members through online and offline media, and currently have eight employees dedicated to this function. These marketing efforts consist primarily of large-scale on-line advertising campaigns and strategic partnerships with a variety of Web sites including large portals, networks, affiliate sites and smaller vertical sites. We continue to test different advertising vehicles and attempt to optimize our marketing dollars according to the latest results.

We sell our services through a direct sales organization, currently consisting of 13 employees, dedicated to developing and maintaining close relationships with top advertisers and leading advertising agencies nationwide. A dedicated account management team of ten employees works regularly with our advertising partners to design and place their advertisements, report the results of their campaigns and optimize future campaigns.

Research and Development

In the year ended December 31, 2000, we spent approximately $7.8 million on research and development efforts on new or improved technologies designed to enhance the performance of our services. Our research and development costs include the salaries, stock-based compensation and related expenses for our engineering department, as well as costs for contracted services and co-location facilities and depreciation on equipment.

Technology and Infrastructure

Our consumer and outsourcing service and product offerings are supported by three core technology components:

     .  Email Creation and Management Software;

     .  Member Targeting and Behavior Tracking System; and

     .  Data Warehouse.

Email Creation and Management Software

Our email creation and management software has four components: content entry, targeting, personalization and formatting.

The content entry component allows our editorial staff to input, revise and test email content items. The content entry software runs on the Windows platform using an interface similar to the Windows Explorer program.

The targeting component allows email content items to be sent to members based on explicit data that members have provided, including important dates and special interests as well as implicit data based on demographic and psychographic groups defined by our editorial staff.

The personalization component allows our editorial staff to enhance content by personalizing it for each individual member. For example, the email content items could contain the name of the child or use gender specific pronouns. The software will automatically insert the proper pronoun or name based on the gender or name provided by the member.

The formatting component allows our editorial staff to compose each email content item in a single, rich text format which will automatically adjust to one of three formats in order to provide optimum presentation of the content. Members with HTML email, supported by most current email services and email clients, will receive the highest quality presentation of our content because it includes images as well as text. Members using America Online or plain text email receive a version of our content that is more textual in presentation, but is designed to be attractive and easy to read.

Member Targeting and Behavior Tracking System

This system allows category managers to improve and adjust our email content over time to reflect the needs and interests of our members. Category managers can personalize the subject lines, content titles and physical displays of our email messages.

Our content targeting and behavior tracking system uses standard Internet data transmission protocols, combined with proprietary application software, to measure a wide range of possible member behaviors in our emails. These behaviors may include: opening one of our HTML email messages, clicking through to content links or clicking through to advertisements and online coupons. This system has been built to be scalable, to allow new categories to be brought online without additional programming. In addition, this system is based on member profile data that allows categories and subcategories to be changed to reflect member preferences and lifestyles.

Tracking individual member activity in our emails allows our category managers to measure the effectiveness and interest level of members in our editorial content. At the same time, the tracking systems support the measurement of the effectiveness and efficiency of our advertising and promotional campaigns on behalf of our advertising partners.

Data Warehouse

The advanced data warehouse is a scalable decision support system that currently contains over 900 gigabytes of historical data. The data is refreshed daily and accessed through SAS, SQL, and other sophisticated analysis tools. Individual member behavior and preferences are tracked in our emails at the click and email level.



Overall our technology platform is designed to be:

     .  Scalable;

     .  Secure; and

     .  Reliable.

Scalability

We have designed our technology platform to be scalable to accommodate additional members. We typically send emails in most of our categories to our members on a weekly, bi-weekly or monthly basis. Our operating plan is intended to ensure that we have sufficient capacity to meet demand. As we add new members, we are increasing our capacity and replicating our infrastructure to provide increasingly parallel operations.

Security

Our technology incorporates a variety of security techniques designed to protect confidential member data. We limit member activity, data transmission and Internet access to our information to the individual member and to authorized company representatives. We monitor and protect all outside access to our resources and data and all suspicious activity is logged and analyzed by qualified staff. Our data center is co-hosted at two major third-party Internet data center operations, which are constantly monitored and provide both physical and logistical security. These facilities provide redundant network connections and redundant connections to power grids and diesel generators to help ensure continuous operations. In addition, the facilities provide physical security, around-the-clock operations support and monitoring, and network diagnostic support as needed.

Reliability

Our technology platform uses industry standard technologies to maximize reliability. We attempt to ensure hardware reliability by a combination of redundancy at the component level and hot spares for groups of components. We attempt to ensure software and data reliability through a variety of processes and quality assurance procedures. We have incorporated standard procedures, including daily database backups, off site storage of critical archives and incremental backup of ongoing database modifications into our standard operating discipline. Additional reliability is provided by our fault tolerant and redundant platform architecture, which utilizes clustering technology designed to ensure that access to our system is not interrupted by any single machine failure.

Corporate History

Overview

We were incorporated in Maryland on August 9, 1996 under the name of MinderSoft, Inc. In January 1999, we changed our name to LifeMinders.com, Inc. We reincorporated in Delaware on July 2, 1999. In June 2000, by way of merger, we changed our name to LifeMinders, Inc. From 1996 to 1998, we entered into arrangements with national retailers to distribute our reminder products in software form on disk. In late 1998, we shifted our focus to the Internet. We completed our initial public offering of common stock on November 19, 1999, raising approximately $62 million. On February 11, 2000, we completed a follow-on public offering of common stock, raising approximately $86 million.

Mergers and Acquisitions

On March 14, 2000, we acquired PleaseRSVP.com,Inc., an on-line invitation web site, in a purchase business combination for a purchase price of approximately $3,538,000, consisting of $500,000 in cash, 40,000 shares of our common stock valued at $3,008,000 and $30,000 in acquisition costs.

On March 29, 2000, we acquired WITI Corporation, a web and wireless weather forecasting company, in a purchase business combination for a purchase price of approximately $29,403,000, consisting of approximately $3,500,000 in cash, 345,796 shares of our common stock valued at $23,004,000, the assumption of options that are exercisable to acquire 38,266 shares of our common stock with a fair value of $2,488,000, the assumption of $224,000 in liabilities and $187,000 in acquisition costs.

On August 31, 2000, we acquired smartRay Network, Inc., a web and wireless alerting company, in a purchase business combination for a purchase price of approximately $32,632,000, consisting of $2,318,000 in cash, 1,252,198 shares of our common stock valued at $22,493,000, the assumption of options that are exercisable to acquire 251,447 shares of our common stock with a fair value of $6,860,000, the assumption of $527,000 in liabilities and $434,000 in acquisition costs.

On December 4, 2000, we acquired eCoupons, Inc., an electronic couponing service, in a purchase business combination for a purchase price of approximately $4,911,000, consisting of 612,529 shares of our common stock valued at $2,641,000, the assumption of options that are exercisable to acquire 110,239 shares of our common stock with a fair value of $459,000, the assumption of restricted stock convertible to 114,748 shares of our common stock valued at $495,000, the assumption of $916,000 in liabilities and approximately $400,000 in acquisition costs.

Recent Developments

Prior to the third quarter of 2000, we operated in one segment: Internet and related services. Beginning in the third quarter of 2000, we began evaluating our operations by strategic business unit: consumer, outsourcing and wireless. In December 2000, we made the decision not to pursue the development and expansion of our wireless segment. This decision was based on changes in market conditions and a determination that we could not generate positive cash flows from the wireless segment in the foreseeable future. Fourth quarter results for 2000 include an impairment charge of

$53,986,000, of which $49,020,000 is related to the write-off of long-lived assets, including goodwill, related to the acquisition of wireless technologies which occurred in the first and third quarters of 2000.

For financial reporting purposes, we currently have two revenue streams within our business segments: delivery of advertisements within emails to our members and delivery of opt-in names to our registration partners. During 2000, we also reported consulting revenue which is not expected to continue. See Note 15 to the Consolidated Financial Statements for revenues and gross profit attributable to each of our lines of business. Based on the decision to not pursue the development and expansion of our wireless operation, for 2001, we expect that our business units will be grouped into two segments.

Competition

We face intense competition from all forms of advertising and direct marketing businesses, both online and offline. We expect that online competition will increase due to the lack of significant barriers to entry in the advertising market and the attention the Internet continues to receive as a means of advertising and direct marketing. We face competition for marketing dollars from online portals and community Web sites such as AOL, Yahoo!, and networks such as DoubleClick. In addition, other companies offer competitive email direct marketing services, including coolsavings.com, MyPoints.com, NetCreations (affiliated with SEAT Pagine Gialle SpA), YesMail.com (affiliated with CMGI, Inc.), Digital Impact and Exactis.com (affiliated with 24/7 Media, Inc.). Competitors to our outsourcing business include Exactis.com, FloNetwork (proposed to be acquired by DoubleClick), MessageMedia and Responsys.

Our ability to compete effectively depends upon many factors, including:

     . The effectiveness of our sales and marketing efforts and those of our competitors;

     .  The pricing of our services to advertisers;

     . Our ongoing ability to demonstrate the effectiveness of our service to advertisers;

     .  Our ability to sustain a large, active member database;

     . Our ability to increase the depth of information in our database by capturing demographic, behavioral and transactional data about our members; and

     . The capacity of our technology infrastructure to meet the needs of members and advertisers.

Many of our customers and potential competitors have longer operating histories, greater name recognition, larger customer bases, more diversified lines of products and services and significantly greater resources than we have. These advantages may allow them to respond more quickly to new or emerging technologies and changes in customer requirements. It may also allow them to engage in more extensive research and development, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies, and make more attractive offers to potential employees, strategic partners and advertisers. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products or services to address the needs of our prospective advertisers and advertising agency customers. As a result, it is possible that new competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of our market share. Any of these occurrences could harm our ability to compete effectively. As a result, we cannot assure you that we will compete effectively with our current or future competitors or that competitive pressures will not harm our business.

Intellectual Property and Proprietary Rights

Our success and ability to compete are substantially dependent on our internally developed technologies and trademarks, which we seek to protect through a combination of patents, copyrights, trade secrets, service marks and trademarks. We have one registered patent. We regularly enter into confidentiality or license agreements with our employees, consultants and corporate and strategic partners and generally seek to control access to and distribution of our documentation and other proprietary information. We pursue the registration of our trade and service marks in the United States and internationally. We have registered trademarks for "MinderSoft," "HomeMinder," "EntertainmentMinder," "GrowthMinder," "CarcareMinder," "PersonalMinder" and "backslashSanity" in the United States and have filed 20 pending trademark applications in the United States and one in the United Kingdom, including the name and logo for "LifeMinders". Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are distributed or made available through the Internet, and policing unauthorized use of our proprietary information is difficult.

Current and Potential Government Regulation

Laws and regulations directly applicable to Internet-based communications, commerce and advertising are becoming increasingly prevalent. In addition to laws and regulations applicable to businesses generally, the nature of our business may subject us to specialized regulation. Accordingly, in addition to the areas discussed below, we may be subject to existing laws and regulations relating to issues such as defamation, advertising, sweepstakes, promotions, content regulation, and intellectual property ownership and infringement.

User Privacy Issues

The Federal Trade Commission adopted regulations effective, April 21, 2000, regarding the collection and use of personal identifying information obtained from minors when accessing Web sites. These regulations also include enforcement and redress provisions. We have implemented programs designed to comply with these regulations. We do not believe that these regulations will result in significant additional costs or that they will materially affect our ability to obtain new members.

The European Union, or EU, has adopted a directive that imposes restrictions on the collection and use of personal data. Under the directive, EU citizens are guaranteed rights to access their data, to know where the data originated, to have inaccurate data corrected, to take recourse in the event of unlawful processing and to withhold permission to use their data for direct marketing. In addition, the directive restricts entities from transmitting personal information to countries that do not maintain an adequate level of privacy protection. The directive does not, however, define what standards of privacy are adequate. The directive could, among other things, affect U.S. companies that collect information over the Internet from individuals in EU member countries, and may impose restrictions that are more stringent than current
Internet privacy standards in the United States.   The U.S. Department of
Commerce, or DOC, has negotiated a "safe harbor" with the EU. Under the safe harbor, U.S. companies that follow, and certify that they follow, certain principles with respect to personal data may collect this personal information without violating the directive. The EU approved the safe harbor in July 2000, and in November 2000, the DOC made available the initial list of companies certifying compliance with the safe harbor. Although the safe harbor includes enforcement provisions, the practical effect of enforcement has not been
realized.   As a result, the directive and the safe harbor may adversely affect the activities of entities like us that engage in data collection from users in EU member countries.

Internet Taxation

There are currently pending a number of legislative proposals at the federal, state and local level, and by certain foreign governments, that would impose additional taxes on the sale of goods and services over the Internet, and certain states already have taken measures to tax Internet-related activities. Although Congress recently placed a temporary moratorium on state and local taxes on Internet access or on discriminatory taxes on e-commerce, existing state or local laws were expressly excepted from this moratorium. Further, once this moratorium is lifted, one or more federal and/or state taxes may be imposed upon Internet commerce. Currently states are considering adoption of simplified sales and use tax laws as a step to encourage Congress to authorize state sales and use taxation of interstate commerce. This legislation, or other attempts at regulating commerce over the Internet, may substantially impede the growth of commerce on the Internet and, therefore, adversely affect our opportunity to derive financial benefit from those activities.

Jurisdictional Issues

Although our email transmissions over the Internet originate primarily in Virginia, due to the global nature of the Internet, it is possible that the governments of other states, the federal government and governments of foreign countries might attempt to regulate our transmissions or prosecute us for purported violations of their laws. These laws may be modified, or new laws enacted, in the future. Any of the foregoing developments could harm our business, results of operations and financial condition. In addition, as our service is available over the Internet in multiple states and foreign countries, these jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each of these states or foreign countries. Our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to penalties and could result in our inability to enforce contracts in these jurisdictions.

Seasonality and Cyclicality

We believe that our business may be subject to seasonal fluctuations. Advertisers historically have placed fewer advertisements during the first and third calendar quarters of each year. Further, Internet user traffic typically drops during the summer months, which potentially could reduce the amount of advertising placed during that period. In addition, expenditures by advertisers and direct marketers tend to vary in cycles that reflect overall economic conditions as well as budgeting and buying patterns. Our revenue has in the past been, and may in the future be, materially affected by a decline in the economic prospects of our customers or in the economy in general, which could alter our current or prospective customers' spending priorities or budget cycles or extend our sales cycle.

Employees

As of March 30, 2001, through a co-employment relationship with Administaff Companies, Inc., we employed 138 people, with 17 people allocated to sales and marketing, 47 to technology and production, 47 to member experience/marketing and analysis, and 27 to support, administration, finance, management and human resources. All employees except four are full-time. As of April 1, 2001, we will terminate our co-employment relationship with Administaff in favor of employing all people directly, which includes self-administering all benefits and payroll matters.

Executive Officers of the Registrant

The following individuals were our executive officers as of March 30, 2001:

            Name                   Age                    Position
 -------------------------------   ---     -------------------------------------

     Jonathan B. Bulkeley          40      Chief Executive Officer and Chairman
                                            of the Board of Directors
     Allison H. Abraham            38      President
     Joseph S. Grabias             51      Vice President and Chief Financial
                                            Officer
     David N. Mahony               40      Vice President and Chief Operating
                                            Officer
     Munish Gandhi                 34      Chief Technology Officer
     Thomas Stockmeyer             41      Vice President of Sales

Jonathan B. Bulkeley was appointed our Chief Executive Officer and Chairman of the Board of Directors in January 2001, and has served as a director since August 1999. From January 1999 to January 2000, Mr. Bulkeley was the Chief Executive Officer of barnesandnoble.com. From July 1995 to January 1999, he served as Managing Director of America Online, Inc.'s joint venture with Bertelsmann Online to provide interactive online services in the United Kingdom. Prior to July 1995, Mr. Bulkeley was Vice President of Business Development at America Online in the United States, and prior to that, served as General Manager of Media at America Online. Before joining America Online in March 1993, Mr. Bulkeley worked at Time Inc. in a variety of roles, including Director of Marketing and Development for Money magazine and sales and marketing positions at Time and Discover magazines. Mr. Bulkeley is a director of Rocket Networks and Milliken & Co.

Allison H. Abraham was named as our President and a member of the Board of Directors in June 2000. From June 1998 to June 2000, Ms. Abraham served as Chief Operating Officer of iVillage. From August 1996 to June 1998, she was President and Chief Operating Officer of Shoppers Express, an online grocery service. She was Vice President of Marketing at Ameritech from January 1992 to August 1996 and a Marketing Director with American Express Travel Related Services from July 1988 to January 1992.

Joseph S. Grabias joined us in August 1999 as Vice President and Chief Financial Officer. From October 1997 to July 1999, Mr. Grabias was the Vice President and Chief Financial Officer of CommSite International, Inc., a provider of tower related services to the U.S. wireless communications industry. Mr. Grabias was the Chief Financial Officer and Vice President of KMR Power Corporation, an independent power developer, from January 1994 to September 1997. Prior to working for KMR Power Corporation, Mr. Grabias was a self-employed business consultant for seven years.

David N. Mahony joined us in November 1999 as Vice President and Chief Operating Officer. From June 1994 to November 1999, Mr. Mahony was the Senior Vice President, Finance at First USA, Inc., a financial services company. From December 1988 to June 1994, Mr. Mahony was an Engineering Manager at E.I. Dupont de Nemours & Co., Inc.

Munish Gandhi has served as our Chief Technology Officer since March 2001. Beginning in September 2000, Dr. Gandhi was the senior engineer for our wireless
business unit.   From March 2000 until our acquisition of smartRay Networks,
Inc. in August 2000, Dr. Gandhi was the Vice President of Engineering at smartRay, where he led the engineering team to develop a real-time wireless messaging technology. From 1995 to 2000, Dr. Gandhi worked at CNET Networks, Inc. in a number of technology roles.

Thomas Stockmeyer has served as our Vice President of Sales since December 1999. From 1995 to November of 1999, Mr. Stockmeyer served as Regional Vice President, Service Sales, of Inacom Corporation, a provider of annuity service contracts. He served as General Manager, National Sales Division of AmeriData from 1994 to 1995.

ITEM 2.   PROPERTIES.

We hold a ten-year prime lease on 132,000 square feet of office space at one location in Herndon, Virginia. The lease expires in January 2011. We currently occupy and use 33,000 square feet as our corporate headquarters. We also lease additional office space totaling 24,500 square feet under four agreements expiring at various dates through August 2004. As of March 31, 2001, we have sublet 66,000 square feet of our office space to unrelated third parties and are actively seeking subtenants for the balance of our excess office space. We believe that this existing space will meet our requirements for the near future.

ITEM 3.   LEGAL PROCEEDINGS.

As of March 30, 2001, we were not a party to any material litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders during the fourth quarter of 2000.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock has been quoted on the Nasdaq National Market under the symbol "LFMN" since our initial public offering on November 19, 1999. Prior to the initial public offering, there had been no public market for our common stock. The following table lists the high and low per share sales prices for our common stock as reported by the Nasdaq National Market for the periods indicated.
These quotations represent inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

                                                                      2000                1999
                                                                     ------              ------
                                                                 High       Low       High      Low
                                                               --------   --------  --------  --------
        First quarter.....................................       $94.81    $26.13        --        --
        Second quarter....................................       $70.00    $22.63        --        --
        Third quarter.....................................       $33.25    $16.25        --        --
        Fourth Quarter....................................       $23.00    $ 2.50    $62.50    $15.00

As of March 29, 2001, there were approximately 396 holders of record of our common stock.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future. Future dividends, if any, will be determined by our Board of Directors.

On December 6, 2000, we issued 727,277 shares of our unregistered common stock to the stockholders and noteholders of eCoupons.com, Inc. in connection with our acquisition of that company. We believe that these issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof and appropriate legends were affixed to the share certificates issued in each such transaction.

There are several requirements for continued listing on the Nasdaq National Market including, but not limited to, maintaining a minimum stock price of $1.00 per share. Our stock has recently been trading below $1.00 and we may fail to meet these continued listing requirements, with the result being that our common stock might be delisted. If that were to occur, our stock may become subject to special rules applicable to low priced stocks, which may reduce the liquidity of our shares.

ITEM 6.   SELECTED FINANCIAL DATA.

The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and our consolidated financial statements and the notes to those statements included in Item 14 of this Form 10-K.

                                                                                                        Period from
                                                                                                         August 9,
                                                                                                       1996 (Date of
                                                                    Year Ended December 31,            Inception) to
                                                                    -----------------------             December 31,
                                                            2000        1999        1998       1997         1996
                                                         ----------  ----------   --------    ------     ----------
                                                                    (In thousands, except per share data)
Consolidated Statement of Operations Data:

Revenue:
      Advertising...................................      $  45,814    $  9,446    $    57    $   67          $   --
      Opt-in........................................          6,573       4,573         --        --              --
      Consulting (1)................................          1,539          --         --        --              --
                                                          ---------    --------    -------    ------          ------
            Total revenue...........................         53,926      14,019         57        67              --
Cost of revenue:
      Cost of revenue (including stock-based

         compensation of $58, $--, $--, $-- and $--,
         respectively) (1)..............................      6,873         966         60        37              --
      Impairment of long-lived assets (2)...............      5,969          --         --        --              --
                                                          ---------    --------    -------    ------          ------
            Total cost of revenue.......................     12,842         966         60        37              --
                                                          ---------    --------    -------    ------          ------
Gross margin (loss).....................................     41,084      13,053         (3)       30              --
                                                          ---------    --------    -------    ------          ------
Operating expenses:
      Sales and marketing (including stock-based
         compensation of $586, $232, $--, $-- and $--,
         respectively)..................................     70,897      38,648        869       147              16
      Research and development (including stock-based
         compensation of $668, $139, $--, $-- and $--,
         respectively)..................................      7,758       1,963        374       241              10
      General and administrative (including stock-based
         compensation of $418, $254, $--, $-- and $--,
         respectively)..................................     17,274       4,396        718       127               9
      Amortization of goodwill (1)......................      9,571          --         --        --              --
      Depreciation and amortization (1).................      2,829         185          8        --              --
      Impairment of long-lived assets (2)...............     48,017          --         --        --              --
                                                          ---------    --------    -------    ------          ------
            Total operating expenses....................    156,346      45,192      1,969       515              35
                                                          ---------    --------    -------    ------          ------
Loss from operations....................................   (115,262)    (32,139)    (1,972)     (485)            (35)
Interest income, net....................................      5,779         529         25         6              --
Loss from unconsolidated entities.......................        (25)         --         --        --              --
                                                          ---------    --------    -------    ------          ------
Net loss                                                   (109,508)    (31,610)    (1,947)     (479)            (35)
Accretion on mandatorily redeemable convertible
   preferred stock......................................         --      (1,155)      (157)       --              --
                                                          ---------    --------    -------    ------          ------
Net loss available to common stockholders...............  $(109,508)   $(32,765)   $(2,104)   $ (479)         $  (35)
                                                          =========    ========    =======    ======          ======
Basic and diluted net loss per common share               $   (4.59)   $  (6.26)   $ (0.64)   $(0.19)         $(0.04)
                                                          =========    ========    =======    ======          ======
Weighted average common shares outstanding
   (basic and diluted)..................................     23,855       5,231      3,275     2,530             798
                                                          =========    ========    =======    ======          ======

                                                                                  December 31,
                                                                    -----------------------------------------
                                                             2000        1999       1998        1997            1996
                                                          ----------   --------   --------    --------        --------
                                                                               (In Thousands)
Balance Sheet Data:
Cash and cash equivalents...............................  $  42,771    $ 55,524    $   232     $  793         $   --
Working capital (deficit)...............................     67,469      60,628       (245)       744            (25)
Total assets                                                114,536      76,857        278        797             --
Long-term obligations                                           712       1,020         --         --             --
Mandatorily redeemable convertible preferred stock......         --          --      2,023        866             --
Stockholders' equity (deficit)..........................  $ 103,169    $ 65,677    $(2,222)    $ (118)        $  (25)


   (1) We acquired four businesses in 2000. The acquisitions were accounted for using the purchase method of accounting, which resulted in the recording of $51,216,000 of goodwill and $15,050,000 of other intangible assets. In addition to the amortization of goodwill, cost of revenue and depreciation and amortization expense include $813,000 and $1,640,000, respectively, of amortization expense related to other intangible assets. Revenue generated from the acquired businesses during 2000 was $1,539,000. See Note 13 to Consolidated Financial Statements.
   (2) In December 2000, we recorded an impairment charge of $53,986,000, in connection with our decision not to pursue the development and expansion of our wireless segment and write-down of other long-lived impaired assets. See Note 3 to Consolidated Financial Statements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the consolidated financial statements and related notes, which appear in Item 14 of this Form 10-
K. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and in the section entitled "Risk Factors" of this Form 10-K.

Overview

We provide online direct marketing opportunities to our partners by delivering personalized email messages to our members. Our email messages contain helpful reminders and tips that are directed towards our members' interests and hobbies. Our proprietary information about our members and highly precise targeting capabilities provide our partners the opportunity to more effectively reach their target audiences.

Our outsourcing business unit was launched late in the second quarter of 2000. Our outsourcing unit enables other companies to deliver targeted marketing messages to their own customers via email, thereby creating opportunities to enhance communication with their customers, increase revenue opportunities and heighten loyalty for their brands.

We were incorporated in Maryland on August 9, 1996 under the name of MinderSoft, Inc. In January 1999, we changed our name to LifeMinders.com, Inc. and reincorporated in Delaware on July 2, 1999. In June 2000, by way of merger, we changed our name to LifeMinders, Inc. See "Business" for a more comprehensive discussion.

Comparability of Results

Business Combinations

During 2000, we completed four acquisitions that, in the aggregate, had a significant effect on our results of operations and financial condition. However, during December 2000, we evaluated the operating performance and expected results of operations of these acquisitions and decided not to pursue and develop certain technology and products acquired in these business combinations. As a result, of a total impairment charge of $53,986,000 recorded in the fourth quarter of 2000, $51,673,000 related to certain businesses acquired during 2000.

PleaseRSVP

On March 14, 2000, we acquired PleaseRSVP.com, Inc., an online invitation website, in a purchase business combination for a purchase price of approximately $3,538,000, consisting of $500,000 in cash, 40,000 shares of our common stock valued at $3,008,000, and $30,000 in acquisition costs. We allocated the entire purchase price to goodwill, which was amortized over three years. In December 2000, however, we decided not to pursue the development and expansion of the operations of PleaseRSVP. See "Impairment of Long-Lived Assets" below.

WITI

On March 29, 2000, we acquired WITI Corporation, a web and wireless weather forecasting company, in a purchase business combination for approximately $29,403,000, consisting of $3,500,000 in cash, 345,796 shares of our common stock valued at $23,004,000, the assumption of options that are exercisable to acquire 38,266 shares of our common stock with a fair value of $2,488,000, the assumption of $224,000 in liabilities and $187,000 in acquisition costs. The acquisition was intended to combine WITI's advanced weather products with our subscriber base and provide us with a platform to offer high-resolution weather forecasting and alerts to our wireless customers, as well as a daily weather product to our existing members. In connection with the acquisition, we assumed a consulting contract that provided $1,539,000 in revenue for 2000. The consulting contract was completed in October 2000. In December 2000, however, we decided not to pursue the development and expansion of our wireless operations, which resulted in the write down of the assets acquired in this transaction. See "Impairment of Long-Lived Assets" below.

smartRay

On August 31, 2000, we acquired smartRay Network, Inc., a web and wireless alerting company, in a purchase business combination for approximately $32,632,000, consisting of $2,318,000 in cash, 1,252,198 shares of our common stock valued at $22,493,000, the assumption of options that are exercisable to acquire a total of 251,447 shares of our common stock with a fair value of $6,860,000, the assumption of $527,000 in liabilities and $434,000 in acquisition costs. The acquisition was intended to enhance our wireless message delivery capabilities to provide intelligent content and commerce messages to our wireless subscriber base. The smartRay technology was expected to complement the technology previously acquired from WITI by employing an alert-based, wireless platform that we expected to be able to support our wireless subscriber base. In December 2000, however, we decided not to pursue the development and expansion our wireless operations, which resulted in the write down of the assets acquired in this transaction. See "Impairment of Long-Lived Assets" below.

eCoupons

On December 4, 2000, we acquired eCoupons, Inc., an electronic couponing service, in a purchase business combination for approximately $4,911,000, consisting of 612,529 shares of our common stock valued at $2,641,000, the assumption of options that are exercisable to acquire 110,239 shares of our common stock with a fair value of $459,000, the assumption of restricted stock convertible to 114,748 shares of our common stock valued at $495,000, the assumption of $916,000 in liabilities and $400,000 in acquisition costs. As a result of the acquisition, we expect to be able to enhance our ability to provide locally relevant electronic coupons to our subscriber base. Results of eCoupons have been included with our results for the period subsequent to the date of acquisition.

Impairment of Long-Lived Assets

Wireless Segment

As part of the development of our wireless business strategy, we acquired WITI and smartRay in the first and third quarters of 2000, respectively. In December 2000, we evaluated the wireless segment's historical operating performance and expected results of operations. Due to changes in market conditions and a change in our assessment of the wireless segment's ability to generate revenues and profits and in a continued effort to reduce costs and reach profitability, we decided not to pursue the development and expansion of our wireless operations and to renew our focus on our core advertising business. In conjunction with this decision, we recorded an impairment charge of $49,020,000 in the fourth quarter of 2000, of which $5,969,000 is included as a component of cost of sales.

The major components of the impairment charge related to the wireless segment are as follows (in thousands):

Fixed assets                                                       $   617
Technology                                                           5,969
Assembled workforce                                                    578
Other identifiable intangible assets                                 1,895
Goodwill                                                            39,961
                                                                   -------
  Total impairment charge related to wireless segment              $49,020
                                                                   =======

Investment in PleaseRSVP

In the fourth quarter of 2000, we decided not to pursue the development and expansion of the operations of our consolidated subsidiary PleaseRSVP, resulting in an impairment charge of $2,653,000 primarily related to the write-off of goodwill associated with this business acquisition completed in the first quarter of 2000. Our decision not to pursue the development and expansion of the PleaseRSVP operations was based on our evaluation of PleaseRSVP's historical operating performance and expected future operating results. The fair value of the impaired assets was determined based on a discounted cash flow analysis.

Non-Marketable Equity Securities

We periodically evaluate the carrying value of our investments in non-marketable equity securities to determine if a loss in value of the investments, which would be considered a permanent decline, should be recognized. During the fourth quarter of 2000, based on our evaluation of the operating losses of our investees, changes in market conditions and other relevant factors, we recorded a charge of $2,313,000 for a permanent decline in value of certain non-marketable equity securities.

Subsequent Event

In the first quarter of 2001, we terminated 50 employees, or approximately 24% of our total workforce as of December 31, 2000, and recorded a one-time charge of approximately $1.1 million, which also included severance for Stephen R. Chapin, Jr. who stepped down as Chairman and CEO. We expect to pay all severance for all of these terminated employees during 2001.

Results of Operations

Segment Information

Prior to the third quarter of 2000, we operated in one segment: Internet and related services. Beginning in the third quarter of 2000, we began evaluating our operations by strategic business unit: consumer, outsourcing and wireless. In December 2000, however, we made the decision not to pursue and develop our wireless segment. This decision was based on changes in market conditions and a determination that we could not generate positive cash flows from the wireless segment in the foreseeable future. Fourth quarter results for 2000 include an impairment charge of $53,986,000, of which $49,020,000 is related to the write-off of long-lived assets, including goodwill, related to the acquisition of wireless technologies which occurred in the first and third quarters of 2000.

For financial reporting purposes, we have two revenue streams: delivery of advertisements within emails to our members and delivery of opt-in names to our registration partners. The segment operating loss is revenue less direct and allocable expenses. Segment identifiable assets are those that are directly used in or identified to segment operations.

Financial information by segment for the year ended December 31, 2000 follows (in thousands):

                                         Consumer       Outsourcing       Wireless      Corporate         Total
Revenue.............................        $51,415          $    972      $  1,539        $     --       $  53,926
Impairment of long-lived assets.....         (4,966)               --       (49,020)             --         (53,986)
Operating profit (loss).............          4,601           (14,081)      (57,471)        (48,311)       (115,262)
Total assets........................          6,429             2,571            --         105,536         114,536
Depreciation and amortization.......          2,937               926         1,139          13,405          18,407

Revenue

We recognize revenue when persuasive evidence of an arrangement exists, terms are fixed or determinable, services are performed or products are delivered, and collection is probable. Since the beginning of calendar year 1999, we have generated revenue primarily through advertising services and our opt-in product. Our advertising revenue is subject to the effects of cyclicality and may be subject to seasonality. If purchasing patterns or timing of purchasing by advertisers were to change, our operations and quarter-to-quarter comparisons could be materially affected.

Advertising

Advertising arrangements consist primarily of advertisements that are displayed within our emails. Generally, advertisers pay us and we recognize revenue on a per email basis, based on the number of emails delivered to our members in which the advertisements are displayed. From time to time, we may guarantee a minimum number of emails to be delivered containing an advertisement directed at a specific member group. Under these contracts, we are not required to forfeit fees received for emails previously delivered and we have historically fulfilled the guaranteed minimum number of emails; therefore, revenue is recognized as emails are delivered. We may also guarantee a minimum number of sales orders for the advertiser based on the emails delivered. Under these contracts we defer all revenue until notification is received from the advertiser that the minimum number of sales orders have been achieved by the advertiser. In addition, we may provide advertisers the opportunity for the exclusive right to sponsor advertisements within a specific email category for a specified period of time for a fixed fee. Under these contracts we recognize revenue ratably during the period the advertisement is displayed in our emails since there is no obligation to provide a minimum number of emails for that individual advertiser during the specific period. Our advertising contracts generally have average terms ranging from one to six months.

Periodically, we enter into barter/reciprocal transactions, where we exchange advertising space within our emails for reciprocal advertising space or traffic on other Web sites. Revenue from barter transactions is recognized in accordance with APB Opinion No. 29, Accounting for Nonmonetary Transactions (APB No. 29), and EITF Issue No. 99-17, Accounting for Advertising Barter Transactions, during the period in which the advertisements are displayed in our emails. In the absence of sufficient evidence of fair value, the acquired assets are recorded at the book value of the surrendered assets. No gain or loss is recorded from barter transactions as the revenue recognized equals the advertising costs incurred. For the years ended December 31, 1999 and 1998, we did not enter into any barter arrangements. For the year ended December 31, 2000, we entered into several barter arrangements for which no revenue or expense was recognized as sufficient evidence of fair value was indeterminable and our carrying cost of the surrendered assets was insignificant.

Opt-in

Revenue is recognized as affirmative member responses to advertisers' newsletters and other promotions offered during our registration program are delivered to our opt-in partners. We derive opt-in revenue through fees that our opt-in advertising partners pay for member registrations. We record revenue net of estimated duplicate member responses to our opt-in partners' newsletters and other promotions. Duplicate member responses are names, generally in the form of email addresses, that we provide to opt-in advertising partners for which our members have previously registered either through our sign up process or with our opt-in advertising partners directly. Historically, opt-in partners have immediately notified us of duplicate member responses upon receipt of member registration information, which is transmitted to opt-in partners twice a week. We issue credits upon notification of duplicate member responses and, therefore, we have not experienced significant differences between the actual and estimated amounts of duplicate member responses. Opt-in partners pay a fixed rate per registration and, upon delivery of the registrations, we have no further obligation under the agreements. We do not currently anticipate any significant change in the nature of the fees we charge our opt-in partners or in our customer base and believe our historical experience with our opt-in product is predictive of future estimates. For the years ended December 31, 2000 and 1999, revenue was recorded net of $913,000 and $618,000, respectively, for estimated duplicate member responses to our opt-in partners' newsletters and other promotions.

Cash received from customers in advance is recorded as deferred revenue. Advertising and opt-in revenue is recognized as emails and affirmative member responses, respectively, are delivered.

Consulting Revenue

Consulting revenue consists of revenue earned under a contract, assumed in connection with our acquisition of WITI Corporation, relating to services for the development of weather related content. Under this contract, which was completed in October 2000, we provided consulting services for customization and modification of our customer's current software systems. Revenue was recognized under the percentage-of-completion method of accounting, based on the ratio of costs incurred to total estimated costs. The percentage-of-completion method was deemed the most appropriate method of revenue recognition for this contract as we were generally entitled to payment for work performed to date even though it may not have coincided with a specific billing milestone. The billing milestones were considered to be interim billing points for the purposes of providing funding to us for our efforts and not true output measures of our progress to completion. Additionally, the ratio of costs incurred to total estimated costs has a direct relationship to the performance of services specified in the arrangement due to the types of costs that were incurred. Costs incurred relating to performance of the services specified in the arrangement consisted primarily of costs for consulting services and payroll relating to individuals performing the software modification and customization procedures. The consultant and payroll costs incurred directly coincided with the input of effort into the modification and customization process. Direct material costs on this project were insignificant. Project-related overhead costs included within the calculation of the percentage complete were consistent with industry practice and there were no significant to up-front costs charged to the contract. Cash received in advance of services be provided was recorded as deferred revenue and recognized upon the completion of the related services.

Expenses

Cost of Revenue

Cost of revenue consists of salaries, stock-based compensation, employee benefits and related expenses of our Member Experience personnel, fees paid to freelance writers of our content and depreciation of and co-location costs associated with the computer equipment necessary to run our operations. We believe that a significant increase in these expenses will be necessary if we expand the number of email categories offered to our members.

Sales and Marketing

Sales and marketing expenses include advertising and promotional expenses, salaries, sales commissions, employee benefits, stock-based compensation, travel and related expenses of our direct sales force, marketing, and sales support functions. Prior to the fourth quarter of 2000, our primary focus was to increase our revenue through rapid growth in our member base and brand awareness. As a result, our largest expense related to banner-type advertising campaigns on portals and websites. Beginning in the fourth quarter of 2000, we redirected our advertising efforts and budget toward obtaining highly engaged members through performance-based advertising campaigns. We therefore expect to significantly reduce our member acquisition costs in 2001. Marketing costs associated with increasing our member base are expensed in the period incurred.

In August 2000, we entered into an agreement for future distribution services valued at $3,500,000 of which we paid $2,500,000. Subsequent to December 31, 2000, the contract was terminated and we are no longer obligated to pay the remaining $1,000,000 of the original contract amount.

Research and Development

Research and development costs include expenses for the development of new or improved technologies designed to enhance the performance of our offerings, including the salaries, stock-based compensation and related expenses for our engineering department, as well as costs for contracted services and co-location facilities and depreciation on equipment. In 2000, we incurred significant costs associated with the development and expansion of our systems infrastructure to support our rapid member growth. We do not expect the same level of development in 2001. As such, we expect research and development costs to decrease in the coming year.

General and Administrative

General and administrative expenses include salaries, stock-based compensation and employee benefits for our executive, finance, legal and human resources personnel. In addition, general and administrative expenses include fees for professional services and occupancy costs. General and administrative expenses are expected to decrease in absolute dollars, in part due to reductions in workforce and associated expenses in the first quarter of 2001 (see discussion of subsequent event above).

Stock-Based Compensation

In connection with the grant of stock options to employees during the year ended December 31, 1999, deferred compensation of $5,702,000 was recorded as a reduction to stockholders' equity. This deferred compensation represented the difference between the estimated fair value of our common stock and the exercise price of these options at the date of grant prior to our initial public offering. Additionally, in accordance with FIN 44 effective July 1, 2000, $2,624,000 and $622,000 of deferred compensation was recognized upon the assumption of outstanding options that are exercisable to acquire our common stock associated with the acquisitions of smartRay Networks and eCoupons, respectively. Deferred compensation is amortized over the vesting periods of the applicable options. In 2000 and 1999, $58,000 and $0 of amortization of deferred compensation, respectively, was included in cost of revenue, $585,000 and $232,000, respectively, was included in sales and marketing expense, $668,000 and $139,000, respectively, was included in research and development expense, and $418,000 and $254,000, respectively, was included in general and administrative expense.

Inflation

We do not currently anticipate that inflation will have a material impact on our cash flows, results of operations or financial position.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Revenue. Revenue increased 285% from $14,019,000 for the year ended December 31, 1999 to $53,926,000 for the year ended December 31, 2000. Advertising revenue increased $36,368,000, opt-in revenue increased $2,000,000 and consulting revenue increased $1,539,000. The increase in advertising and opt-in revenue was due to significant expansion and sale of advertising resulting from a 209% increase in our membership base. Consulting revenue resulted from a contract assumed in the WITI acquisition in the first quarter 2000. Performance under this contract was substantially complete as of December 31, 2000 and the contract will not be renewed.

Cost of revenue. Total cost of revenue was $12,842,000 and $966,000, or 24% and 7% of total revenue, for the years ended December 31, 2000 and 1999, respectively. Cost of revenue for the year ended December 31, 2000 included an impairment charge of $5,969,000, or 11% of total revenue, related to the write off of WITI and smartRay technologies acquired. Cost of revenue excluding the impairment charge was $6,873,000 and $966,000, or 13% and 6% of total revenue, for the years ended December 31, 2000 and 1999, respectively. Of the $5,907,000 increase in cost of revenue from the prior year, 45% is due to the housing and depreciation of additional computer equipment required for our operations resulting from our rapid growth in membership, 16% is associated with an increase in the personnel in our Member Experience department, which is responsible for identifying, composing and editing the content delivered in our emails, 10% is due to the consulting revenue acquired in the WITI acquisition and 22% is attributable to the amortization of the WITI and smartRay technologies acquired.

Sales and marketing. Sales and marketing expense was $70,897,000 and $38,648,000, or 131% and 276% of total revenue, for the years ended December 31, 2000 and 1999, respectively. Of the $32,249,000 increase in sales and marketing expenses from the prior year, 64% is associated with an expansion in our efforts to acquire new members through the purchase of banner advertisements and similar services on the web, 20% is due to an increase in our sales and marketing staff, and 11% related to an increase in housing fees and depreciation associated with computer systems used to analyze customer metrics.

Research and development. Research and development expense was $7,758,000 and $1,963,000, or 14% and 14% of total revenue, for the years ended December 31, 2000 and 1999, respectively. Of the $5,795,000 increase in research and development expenses from the prior year, 67% is attributable to expansion of technical personnel and related recruiting fees and 21% relates to professional fees incurred to further develop and enhance our service. Additionally, 9% of the increase is due to research and development associated with our PleaseRSVP operations.

General and administrative. General and administrative expense was $17,274,000 and $4,396,000, or 32% and 31% of total revenue, for the years ended December 31, 2000 and 1999, respectively. Of the $12,878,000 increase in general and administrative expenses from the prior year, 45% is the result of our rapid growth and expansion, requiring additional office space, insurance, personnel and related fringe benefit expenses, relocation and recruiting; 2% is attributable to the outsourcing of the processing of bounty payments related to an advertising campaign; and 12% is directly related to increases in professional fees as a result of becoming a public company. Additionally, 26% is due to an increase in bad debt expense directly attributable to the downturn in economic conditions, which has impacted our customers' ability to pay.

Impairment of Long-Lived Assets. In December 2000, in a continued effort to reduce costs and reach profitability, we made the decision not to pursue and develop our wireless operations. In conjunction with this decision, we recorded an impairment charge of $49,020,000 in the fourth quarter of 2000, of which $5,969,000 is included as a component of cost of sales. Also in the fourth quarter of 2000, we decided not to pursue and develop the operations of our consolidated subsidiary Please RSVP, resulting in an impairment charge of $2,653,000. Additionally, an evaluation of our carrying value in our investments in non-marketable equity securities in the fourth quarter of 2000 indicated that a permanent loss in value of the investments existed. As a result, we recorded a charge of $2,313,000 for a permanent decline in value of certain non-marketable equity securities.

Depreciation and amortization. Depreciation and amortization expense was $2,829,000 and $185,000, or 5% and 1% of total revenue, for the years ended December 31, 2000 and 1999, respectively. Of the $2,644,000 increase in depreciation and amortization expenses from the prior year, 54% relates to the depreciation of new leasehold improvements, furniture, computer equipment and software and 46% is related to amortization of certain intangibles associated with business acquisitions.

Amortization of goodwill. As part of the smartRay, WITI and PleaseRSVP.com, Inc. acquisitions, we recorded goodwill totaling $51,216,000. Goodwill was amortized over three-year periods, which resulted in charges totaling $9,571,000, or 18% of revenue, for the year ended December 31, 2000. In December 2000, however, we decided not to pursue the development and expansion of our wireless segment or the PleaseRSVP operations. As a result, we wrote off the goodwill associated with these acquisitions. See "Impairment of Long-Lived Assets," above.

Interest income, net. Interest income was $6,253,000 for the year ended December 31, 2000, partially offset by $474,000 of interest expense. Interest income was $560,000 for the year ended December 31, 1999, partially offset by $31,000 of interest expense. The increase from the prior year is due to an increase in funds available for investment in short term investments. The majority of the increase in funds was attributable to the $147,614,000 in net proceeds from our initial public offering in November 1999 and follow-on offering in February 2000. The increase in interest expense was due to the financing of equipment purchased during the first half of 2000 under notes payable or capital lease arrangements. Interest income, net in future periods may fluctuate as a result of the average cash, investments and future debt balances we maintain as well as changes in the yields of our investments.

Loss from unconsolidated entities. Loss from unconsolidated entities consists of losses attributable to an investment in an Internet-related business acquired on March 15, 2000 and accounted for on the equity basis as we exercised significant influence over the investee's operations. Before selling the investment in June 2000, we recorded losses totaling $25,000.

Income taxes. No income tax provision or benefit has been recorded for any of the periods presented since we have not generated taxable income to date. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management believes it is more likely than not that we will not have sufficient taxable income in the years over which the majority of temporary differences will reverse to realize the deferred tax assets. As a result, we recorded a full valuation allowance in the accompanying consolidated financial statements as of December 31, 2000 and 1999.

Accretion on mandatorily redeemable convertible preferred stock. Accretion on mandatorily redeemable convertible preferred stock decreased from $1,155,000 for the year ended December 31, 1999 to $0 for the year ended December 31, 2000. The preferred stock dividends and direct issuance costs on Series A, Series B and Series C preferred stock resulted in the accretion. During the year ended December 31, 1999, shares of Series A, Series B, Series C, Series D and Series E preferred stock were outstanding until they were converted into common shares concurrent with our initial public offering in November 1999. No shares of preferred stock were outstanding during the year ended December 31, 2000.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Revenue. Revenue increased 24,495% from $57,000 for the year ended December 31, 1998 to $14,019,000 for the year ended December 31, 1999. Advertising revenue increased $9,389,000 as a result of our decision to revise our strategy from entering into arrangements with national retailers as distributors of our software-based product to an online direct marketing company that provides personalized content and advertisements via email. As a new source of revenue in 1999, opt-in revenue added $4,573,000 to revenue.

Cost of revenue. Cost of revenue was $966,000 and $60,000, or 7% and 105% of total revenue, for the years ended December 31, 1999 and 1998, respectively. In 1999, we changed the product from a software-based minder to an Internet-based direct marketing offering. The $906,000 increase in cost of revenue from 1998 to 1999 reflects a 50% increase in costs associated with our Member Experience personnel, who are responsible for identifying, composing and editing the content delivered in our emails, and 39% increase in costs associated with the depreciation of the computer systems necessary to operate our service.

Sales and marketing. Sales and marketing expense was $38,648,000 and $869,000, or 276% and 1525% of total revenue, for the years ended December 31, 1999 and 1998, respectively. Of the $37,779,000 increase in sales and marketing expenses from 1998 to 1999, 75% resulted from a major expansion in our efforts to acquire new members through the purchase of banner advertisements on the Web and in print and 8% relates to an increase in our sales and marketing staff and commissions related to the increase in revenue.

Research and development. Research and development expense was $1,963,000 and $374,000, or 14% and 656% of total revenue, for the years ended December 31, 1999 and 1998, respectively. Of the $1,589,000 increase from 1998 to 1999, 48% was attributable to the expansion of technical personnel and related recruiting fees, 32% relates to the outsourcing of certain internal-use software costs in the pre-development stage and 8% relates to supplies used by our technical personnel.

General and administrative. General and administrative expense was $4,396,000 and $718,000, or 31% and 1260% of total revenue, for the years ended December 31, 1999 and 1998, respectively. Of the $3,678,000 increase from 1998 to 1999, 54% relates to our rapid growth and expansion, requiring additional personnel and related fringe benefit expenses, rent and legal services. Additionally, 11% is due to an increase in bad debt expense.

Depreciation and amortization. Depreciation and amortization expense was $185,000 and $8,000, or 1% and 14% of total revenue, for the years ended December 31, 1999 and 1998, respectively. The increase of $177,000 from 1998 to 1999 resulted from purchases of furniture and computer equipment for additional personnel.

Interest income, net. Interest income, net was $529,000 and $25,000 for the years ended December 31, 1999 and 1998, respectively. The increase of $504,000 from 1998 to 1999 is due to an increase in funds available for investment in short term investments. The majority of the increase in funds was attributable to the $61,715,000 in net proceeds from our initial public offering in November 1999.

Interest expense for the years ended December 31, 1999 and 1998 was $31,000 and $0, respectively.

Income taxes. No income tax provision or benefit has been recorded for any of the periods presented since we have not generated taxable income to date. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management believes it is more likely than not that we will not have sufficient taxable income in the years over which the majority of temporary differences will reverse to realize the deferred tax assets. As a result, we have recorded a full valuation allowance in the accompanying financial statements as of December 31, 1999 and 1998.

Accretion on mandatorily redeemable convertible preferred stock. Accretion on mandatorily redeemable convertible preferred stock increased 636% from $157,000 for the year ended December 31, 1998 to $1,155,000 for the year ended December 31, 1999. The preferred stock carrying value for cumulative dividends and a portion of direct issuance costs on Series A, Series B, Series C, Series D and Series E preferred stock resulted in the increase. During the year ended December 31, 1998, only shares of Series A and Series B preferred stock were outstanding. During the year ended December 31, 1999, shares of Series A, Series B, Series C, Series D and Series E preferred stock were all outstanding for a portion of the year. All shares of Series A, Series B, Series C, Series D and Series E preferred stock were converted into common stock concurrent with the our initial public offering in November 1999.

Quarterly Results of Operations

The following table sets forth unaudited quarterly consolidated statement of operations data for the four quarters of 2000 and 1999. We derived this data from unaudited consolidated financial statements, and, in the opinion of our management, they include all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial results for the periods. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

                                       March 31,   June 30,   Sept. 30,   Dec. 31,   March 31,    June 30,    Sept. 30,  Dec. 31,
                                      ---------   --------   ---------   --------   ---------    --------    ---------  --------
                                        1999       1999        1999       1999        2000        2000         2000       2000
                                        ----       ----        ----       ----        ----        ----         ----       ----
                                                                            (In Thousands)
Revenue:
    Advertising.......................  $    10    $   886     $ 3,169    $  5,381    $  7,826    $ 12,236     $14,680    $ 11,072
    Opt-in............................       13        533       1,368       2,659       3,178       1,915       1,340         140
    Consulting........................       --         --          --          --          --         520         657         362
                                        -------    -------     -------    --------    --------    --------     -------    --------
       Total revenue..................       23      1,419       4,537       8,040      11,004      14,671      16,677      11,574
Cost of revenue:
    Cost of revenue...................       99        147         226         494         800       1,495       1,730       2,848
    Impairment of long-lived assets...       --         --          --          --          --          --          --       5,969
                                        -------    -------     -------    --------    --------    --------     -------    --------
       Total cost of revenue..........       99        147         226         494         800       1,495       1,730       8,817
                                        -------    -------     -------    --------    --------    --------     -------    --------
Gross margin (loss)...................      (76)     1,272       4,311       7,546      10,204      13,176      14,947       2,757
Operating expenses:
    Sales and marketing...............    1,081      5,170      10,275      22,122      24,715      19,686      14,745      11,751
    Research and
      development.....................      230        322         525         886       1,415       1,862       2,170       2,311
    General and
      administrative..................      256        806       1,354       1,980       2,807       4,109       3,456       6,902
    Amortization of
      goodwill........................       --         --          --          --          --       2,309       2,942       4,320
    Depreciation and
      amortization....................        5          2          58         120         188         562         896       1,183
    Impairment of long-lived assets...       --         --          --          --          --          --          --      48,017
                                        -------    -------     -------    --------    --------    --------     -------    --------
       Total operating
         expenses.....................    1,572      6,300      12,212      25,108      29,125      28,528      24,209      74,484
                                        -------    -------     -------    --------    --------    --------     -------    --------
 Loss from operations.................   (1,648)    (5,028)     (7,901)    (17,562)    (18,921)    (15,352)     (9,262)    (71,727)
 Interest income, net.................       23         45          56         405       1,373       1,606       1,566       1,234
 Loss from investment in
   unconsolidated entities............       --         --          --          --         (25)         --          --          --
                                        -------    -------     -------    --------    --------    --------     -------    --------
 Net loss.............................   (1,625)    (4,983)     (7,845)    (17,157)    (17,573)    (13,746)     (7,696)    (70,493)
 Accretion on mandatorily
   redeemable convertible
   preferred stock....................     (100)      (132)       (433)       (490)         --          --          --          --
                                        -------    -------     -------    --------    --------    --------     -------    --------
 Net loss available to common
    stockholders......................  $(1,725)   $(5,115)    $(8,278)   $(17,647)   $(17,573)   $(13,746)    $(7,696)   $(70,493)
                                        =======    =======     =======    ========    ========    ========     =======    ========

 Basic and diluted net loss per
    average number of shares
    outstanding.......................  $ (0.53)   $ (1.56)    $ (2.48)   $  (1.60)   $  (0.80)   $  (0.58)    $ (0.32)   $  (2.77)
                                        =======    =======     =======    ========    ========    ========     =======    ========

Seasonality and Quarterly Fluctuations in Operating Results

We believe that our revenue may be subject to seasonal fluctuations as a result of general patterns of retail advertising and marketing and consumer purchasing. In addition, expenditures by advertisers and marketers tend to be cyclical, reflecting overall economic conditions and consumer buying patterns. Due to these and other factors, we believe that quarter-to-quarter comparisons of our operating results may not be meaningful and you should not rely upon them as an indication of our future performance.

Recent Events

In December 2000, in a continued effort to reduce costs and reach profitability, we made the decision not to pursue and develop our wireless operations. In conjunction with this decision, we recorded an impairment charge of

$49,020,000 in the fourth quarter of 2000, of which $5,969,000 is included as a component of cost of sales. Also in the fourth quarter of 2000, we decided not to pursue and develop the operations of our consolidated subsidiary PleaseRSVP, resulting in an impairment charge of $2,653,000. Additionally, an evaluation of our carrying value in our investments in non-marketable equity securities in the fourth quarter of 2000 indicated that a permanent loss in value of the investments existed. As a result, we recorded a charge of $2,313,000 for a permanent decline in value of certain non-marketable equity securities.

In the first quarter of 2001, we terminated 50 employees, or approximately 24% of our total workforce as of December 31, 2000, and recorded a one-time charge of approximately $1.1 million, which also included severance for Stephen R. Chapin, Jr. who stepped down as Chairman and CEO. We expect to pay all severance for all of these terminated employees during 2001.

Liquidity and Capital Resources

Prior to our initial public offering in November 1999, we funded our operations primarily through the private placement of preferred equity securities. Our initial public offering raised $61,715,000 in net proceeds. In February 2000, we completed a follow-on offering that raised $85,899,000 in net proceeds. As of December 31, 2000, we had $62,710,000 in cash, cash equivalents and marketable securities. Outstanding equipment financing, comprising both notes payable and capital leases, totaled $2,821,000 at December 31, 2000. The outstanding principal balances of the various equipment financings must be repaid in equal monthly installments through August 2002. Additionally, we had outstanding commitments to lease office and computer co-location space totaling $43,913,000 as of December 31, 2000. The commitments have various terms expiring through January 2011. As of March 31, 2001, we have sublet 66,000 square feet of the office space to unrelated third parties and are actively seeking subtenants for the balance of our excess office space. We believe that this existing space will meet our requirements for the near future. Associated with our acquisition of WITI, we assumed two notes payable totaling $1,573,000: $1,000,000 was due to us before the acquisition of WITI, which was included in the purchase price, and $573,000 was repaid out of cash flows from operations associated with consulting revenue. Upon our acquisition of smartRay, we assumed a note of $1,318,000, which was due to us before the acquisition of smartRay and included in the purchase price.

Net cash used in operating activities was $1,510,000 for the year ended December 31, 1998, $35,505,000 for the year ended December 31, 1999 and $40,731,000 for the year ended December 31, 2000. Cash used in operating activities for the year ended December 31, 1998 was primarily the result of net losses, which were partially offset by increases in deferred revenue. Cash used in operating activities for the year ended December 31, 1999 resulted from net losses and increases in accounts receivable and prepaid expenses, which were partially offset by increases in accounts payable and accrued expenses. Cash used in operating activities for the year ended December 31, 2000 principally resulted from net losses adjusted for non-cash items, including impairment of long-lived assets, an increase in trade receivables and reductions in accounts payable and accrued expenses. In August 2000, we entered into an agreement for future distribution services valued at $3,500,000 of which we paid $2,500,000. Subsequent to December 31, 2000, the contract was terminated and we are no longer obligated to pay the remaining $1,000,000 of the original contract amount.

In August 2000, we entered into an agreement for future distribution services valued at $3,500,000 of which we paid $2,500,000. Subsequent to December 31, 2000, the contract was terminated and we are no longer obligated to pay the remaining $1,000,000 of the original contract amount.

Net cash used in investing activities was $50,000 for the year ended December 31, 1998, $6,210,000 for the year ended December 31, 1999 and $58,430,000 for the year ended December 31, 2000. Cash used in investing activities for the year ended December 31, 1998 was related to purchases of property and equipment. Cash used in investing activities for the year ended December 31, 1999 was related to the purchases of property and equipment and the purchases of marketable
securities.   Cash used in investing activities for the year ended December 31,
2000 was related to business acquisitions, investments in unconsolidated entities, purchases of marketable securities net of proceeds from maturities, cash deposits collateralizing letters of credit, and purchases of property and equipment. The increase in the year ended December 31, 1999 is attributable to the purchase of computer equipment needed to maintain our database and deliver
targeted emails to our rapidly growing member base.   The increase from 1999 to
2000 is attributable to additional purchases of computer equipment to service our continuing member growth, purchases of marketable securities, business acquisitions and investments in unconsolidated entities, and cash deposits collateralizing letters of credit.

Net cash provided by financing activities was $1,000,000 for the year ended December 31, 1998, $97,007,000 for the year ended December 31, 1999 and $86,408,000 for the year ended December 31, 2000. Cash provided by financing activities for the year ended December 31,1998 resulted almost entirely from the sale of preferred stock. Cash provided by financing activities for the year ended December 31, 1999 resulted from the sale of preferred stock and the sale of common stock in our initial public offering in November 1999. Cash provided by financing activities for the year ended December 31, 2000 resulted primarily from our follow-on offering in February 2000. Concurrent with the initial public offering, all series of preferred stock were converted into 1.25 shares of our common stock. As of December 31, 2000, there were 4,434,437 options outstanding with a weighted-average exercise price of $16.05. This may result in substantial dilution in the future.

During 2000 and prior, our focus was on growing our member base and enhancing the infrastructure associated with a rapidly expanding membership, resulting in significant advertising expenditures and costs associated with the development of internal software systems and the hardware to support and service our member database. We do not currently plan to continue the same level of activity in 2001. As a result, we do not anticipate that we will continue to experience significant capital expenditures nor do we expect significant growth in our operating expenses for 2001. In a continued effort to reach profitability, we terminated 50 employees, or approximately 24% of our total workforce as of December 31, 2000, in the first quarter of 2001. The reduction is expected to have a significant impact on future results of operations because approximately 17% of our total expenses in 2000, including cost of sales but excluding impairment of long-lived assets, related to salaries and related benefits, including stock-based compensation. We will continue to evaluate possible acquisitions of companies and investments in businesses, products and technologies that are complementary to us, which may require the use of cash. We believe that our existing cash, cash equivalents and available credit facilities, will be sufficient to meet anticipated cash needs for working capital, member acquisition expenses, investment or acquisition related expenditures and capital expenditures for the forseeable future.

Recent Accounting Pronouncements

In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, which delays the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective for the Company's fiscal year 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. In June 2000, FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FAS 133," further amending SFAS No. 133. The Company has not entered into derivative contracts and does not have plans to enter into such contracts, accordingly the adoption of SFAS Nos. 133, 137 and 138 will not have a material effect on our consolidated financial statements.

                                  RISK FACTORS

In addition to the other information in this annual report, the following factors should be carefully considered in evaluating us and our business. The risks and uncertainties described below are not the only ones facing our company and there may be additional risks that we do not presently know of or that we currently deem immaterial. All of these risks and uncertainties and actual results may differ materially from the results we discuss in the forward-looking statements. If any of the following risks actually occur, our business, financial condition, cash flow or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline.


Risks Related to Our Company and Our Business

We have incurred significant losses, we expect losses for the foreseeable future, and we may never become profitable.

We have never achieved profitability and expect to continue to incur operating losses for the foreseeable future. As of December 31, 2000, we had an accumulated deficit of $143,579,000. We incurred net losses of $109,508,000, $31,610,000 and $1,947,000 for the years ended December 31, 2000, 1999 and 1998, respectively. We will need to generate significant revenue to achieve profitability, and we cannot be certain that we will ever do so. If our revenue is lower than we anticipate or our operating expenses exceed our expectations, our losses will significantly increase. Moreover, even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We may not be able to achieve or sustain revenue growth or achieve or sustain profitability if we have to refine or change our business strategy.

We have only a limited operating history upon which to evaluate our business and prospects and the online direct marketing industry is relatively new and rapidly evolving. This presents many risks and uncertainties that could require us to further refine or change our business strategy. These risks and uncertainties include:

     .  our potential inability to compete effectively against other companies;

     .  our need to attract, retain and motivate qualified personnel;

     . our ability to anticipate and adapt to the changing Internet advertising and direct marketing industries;

     . our ability to develop and introduce new products and services and continue to develop and upgrade technology; and

     . our need to attract and retain a large number of advertisers from a variety of industries.

We also depend on the growing use of the Internet for advertising, commerce and communications, and on general economic conditions. We cannot assure you that our business strategy will be successful or that we will successfully address these risks and uncertainties. If we are unsuccessful in addressing these risks and uncertainties, we may not be able to generate sufficient revenue to achieve or sustain profitability and our revenue may fall short of expectations of market analysts and investors, which could negatively affect the price of our stock.

We may not be able to generate sufficient revenue if the acceptance of online advertising, which is new and unpredictable, does not develop and expand as we anticipate.

We derive a substantial portion of our revenue from online advertising and direct marketing, including both email and Web-based programs. The profit potential for this business model is unproven. If these services do not continue to achieve market acceptance, we may not generate sufficient revenue to support our continued operations. The Internet has not existed long enough as an advertising medium to demonstrate its effectiveness relative to traditional advertising. Advertisers and advertising agencies that have historically relied on traditional advertising may be reluctant or slow to adopt online advertising. Many potential advertisers have limited or no experience using email or the Web as an advertising medium. They may have allocated only a limited portion of their advertising budgets to online advertising, or may find online advertising to be less effective for promoting their products and services than traditional advertising media. If the market for online advertising fails to develop or develops more slowly than we expect, we may not sustain revenue growth or achieve or sustain profitability. Further, our email and Web-based programs must generate sufficient user traffic with demographic characteristics attractive to our advertisers. We are affected by general industry conditions governing the supply and demand of Internet advertising. The intense competition among Internet advertising sellers has led to the creation of a number of pricing alternatives for Internet advertising. These alternatives make it difficult for us to project future levels of advertising revenue and applicable gross margin that can be sustained by us or the Internet advertising industry in general.

The market for email advertising in general is vulnerable to the negative public perception associated with unsolicited email, known as "spam." Public perception, press reports or governmental action related to spam could reduce the overall demand for email advertising in general, which could reduce our revenue and prevent us from achieving or sustaining profitability.

Our advertising customers and the companies with which we have other business relationships may experience adverse business conditions that could adversely affect our business.

Some of our customers may experience difficulty in supporting their current operations and implementing their business plans. These customers may reduce their spending on our products and services, or may not be able to discharge their payment and other obligations to us. The non-payment or late payment of amounts due to us from a significant customer would negatively impact our financial condition. These circumstances are influenced by general economic and industry conditions, and could have a material adverse impact on our business, financial condition and results of operations. In addition to intense competition, the overall market for Internet advertising has been characterized in recent quarters by increasing softness of demand, the reduction or cancellation of advertising contracts, an increased risk of uncollectible receivables from advertisers, and the reduction of Internet advertising budgets, especially by Internet-related companies. Our customers may experience difficulty in raising capital, or may be anticipating such difficulties, and therefore may elect to scale back the resources they devote to advertising, including on our system. Other companies in the Internet industry have depleted their available capital, and could cease operations or file for bankruptcy protection. If the current environment for Internet advertising does not improve, our business, results of operations and financial condition could be materially adversely affected.

If we do not maintain an engaged member base, we may not be able to compete effectively for advertisers and we may not be able to generate sufficient revenue.

Our revenue has been derived primarily from advertisers seeking an engaged, targeted audience for their advertisements. If we are unable to maintain an engaged member base by keeping our current members active (i.e., opening our email newsletters and responding to the advertisements contained in those newsletters) and acquiring new active members, advertisers could find our audience less attractive and effective for promoting their products and services and we could experience difficulty retaining our existing advertisers and attracting additional advertisers.

We could also experience difficulty retaining our existing advertisers and attracting additional advertisers if a significant number of our current members stopped using our service. Members may discontinue using our service if they object to having their online activities tracked or they do not find our content useful. Members may also discontinue using our service if they have been saturated by our email newsletters or advertisements or other advertisements or promotions in their emails or on the Internet. Our service allows our members to easily unsubscribe at any time by clicking through a link appearing at the bottom of our email newsletters and selecting the particular categories from which they want to unsubscribe.

To date, we have relied on referral-based marketing activities to attract a portion of our members and will continue to do so for the foreseeable future. This type of marketing is largely outside of our control and there can be no assurance that it will generate rates of growth in our member base comparable to what we have experienced to date.

A significant portion of our revenue is derived from performance-based and revenue sharing arrangements. Under these arrangements, our advertisers pay us in part based on member responses to advertisements and promotions placed in our email newsletters. If our members do not respond to advertisements and promotions placed in our email newsletters, our revenue could be materially and adversely affected.

Competition in the online advertising market industry is intense, and if we do not respond to this competition effectively it may reduce our ability to retain and attract advertisers, which would reduce our revenue and harm our financial results.

We face intense competition from both traditional and online advertising and direct marketing businesses. If we do not respond to this competition effectively, we may not be able to retain current advertisers or attract new advertisers, which would reduce our revenue and harm our financial results. We expect that competition will increase due to the lack of significant barriers to entry in the online advertising market and the attention the Internet continues to receive as a means of advertising and direct marketing. We face competition for marketing dollars from online portals and community Web sites such as AOL, Yahoo!, and CNET Networks, Inc. In addition, several other companies offer competitive email direct marketing services for our consumer products, including coolsavings.com, MyPoints.com, NetCreations (affiliated with SEAT Pagine Gialle
SpA), YesMail.com (affiliated with CMGI, Inc.), Digital Impact and Exactis.com (affiliated with 24/7 Media Inc.). Principal competitors to our outsourcing business include providers of eMarketing solutions such as Exactis.com, FloNetwork (proposed to be acquired by Doubleclick), MessageMedia, Responsys.com, and Netcentives Inc. Additionally, traditional advertising agencies and direct marketing companies may seek to offer online products or services that compete with ours.

We believe that our ability to compete depends on many factors both within and beyond our control, including the following:

     . the timing and acceptance of new solutions and enhancements to existing solutions developed either by us or our competitors;

     .  customer service and support efforts;

     . our ability to adapt and scale our technology, and develop and introduce new technologies, as customer needs change and grow;

     .  sales and marketing efforts;

     . the features, ease of use, performance, price and reliability of solutions developed either by us or our competitors; and

     . the relative impact of general economic and industry conditions on either our competitors or us.

Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than us. These factors may allow them to respond more quickly than we can to new or emerging technologies and changes in customer requirements. It may also allow them to devote greater resources than we can to the development, promotion and sale of their products and services. These competitors may also engage in more extensive research and development, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential employees, strategic partners, advertisers and direct marketers. We cannot assure you that our competitors will not develop products or services that are equal or superior to ours or that achieve greater acceptance than ours. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products or services to address the needs of our current or prospective members or advertising customers. As a result, it is possible that new competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share. We cannot assure you that we will be able to compete successfully or that competitive pressures will not materially and adversely affect our business, results of operations or financial condition.

We may not compete successfully with traditional advertising media for advertising dollars.

Companies doing business on the Internet, including ours, must also compete with television, radio, cable and print (traditional advertising media) for a share of advertisers' total advertising budgets. Advertisers may be reluctant to devote a significant portion of their advertising budget to Internet advertising if they perceive the Internet to be a limited or ineffective advertising medium. In addition, in response to adverse economic or business conditions, many advertisers reduce their advertising and marketing spending. These circumstances would increase the competition we face to sell our products and services, and could materially and adversely affect our business, results of operations or financial condition.

If our outsourcing business fails to develop as we expect, we may not be successful.

We commenced operations of our outsourcing unit, which sells direct marketing services and products to business customers, only recently, late in the second quarter of 2000. We expect to derive an increasing percentage of our revenues in the future from this unit. Accordingly, our future success depends, in part, on the acceptance of our outsourcing services and products by business customers, which is highly dependent on the success of the online advertising market. We have very limited experience marketing and selling these types of services and products to business customers, and cannot assure you that our outsourcing services and products will be widely adopted by these customers. Our inability to successfully sell our outsourcing services and products, or the failure of our target customers to adopt and subsequently expand their use of these services and products, could have a significant negative impact on our business.

We rely heavily on our intellectual property rights and other proprietary information, and any failure to protect and maintain these rights and information could prevent us from competing effectively.

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

Our ability to successfully create and deliver our email newsletters depends in large part on the capacity, reliability and security of our networking hardware, software and telecommunications infrastructure. Failures of our network infrastructure could result in unanticipated expenses to address such failures and could prevent our members from effectively utilizing our services, which
could prevent us from retaining and attracting members and advertisers.   We do
not currently have fully redundant systems or a formal disaster recovery plan. Our system is susceptible to natural and man-made disasters, including earthquakes, fires, floods, power loss and vandalism. Further, telecommunications failures, computer viruses, electronic break-ins or other similar disruptive problems could adversely affect the operation of our systems. Our insurance policies may not adequately compensate us for any losses that may occur due to any damages or interruptions in our systems. Accordingly, we could be required to make capital expenditures in the event of unanticipated damage.

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

Our current management team has only worked together for a short period of time and the inability of our management team to function effectively or the loss of any other officers or key employees could seriously harm our business by impairing our ability to implement our business model.

Many of our executive officers, including our Chief Executive Officer, President, and Chief Technology Officer have joined our company only recently. We may not successfully assimilate our recently hired officers and may not be able to successfully locate, hire, assimilate and retain qualified key management personnel, which could seriously harm our business by impairing our ability to implement our business strategy. Our business is largely dependent on the personal efforts and abilities of our senior management and other key personnel. Many of our officers or employees can terminate their respective employment relationship at any time. The loss of these key employees or our inability to attract or retain other qualified employees could seriously harm our business.

We depend on our key personnel to manage our business effectively in a rapidly changing market and we may not be able to hire or retain skilled employees, which could prevent us from effectively growing and operating our business.

Our ability to support the growth of our business will depend, in part, on our ability to attract and retain highly skilled employees, particularly management,
editorial, sales and technical personnel.   Furthermore, we rely on highly
skilled editorial personnel to create our email newsletters, sales and marketing personnel to maintain and expand our member base and the number of advertisers, and technical personnel to maintain and improve our technological capabilities. If we are unable to hire or retain key employees, our ability to operate our business will be adversely affected. Competition for employees with these skills and experience is intense. As a result, we may be unable to retain our key employees or to attract other highly qualified employees in the future. We have experienced difficulty from time to time in attracting the personnel necessary to operate our business, and we may experience similar difficulty in the future.

Our quarterly results of operations may fluctuate in future periods and we may be subject to seasonal and cyclical patterns that may negatively impact our stock price.

We believe that our business may be subject to seasonal fluctuations. Advertisers historically have placed fewer advertisements during the first and third calendar quarters of each year. Further, Internet user traffic typically drops during the summer months, which potentially could reduce the amount of advertising placed during that period. Expenditures by advertisers and direct marketers tend to vary in cycles that reflect overall economic conditions as well as budgeting and buying patterns. Our revenue has in the past been, and may in the future be, materially affected by a decline in the economic prospects of our customers or in the economy in general, which could alter our current or prospective customers' spending priorities or budget cycles or extend our sales cycle. Due to these and other factors, our revenues and operating results may vary significantly from quarter-to-quarter. If we do not successfully anticipate or adjust to quarterly fluctuations in revenue, our operating results could fall below the expectations of public market analysts and investors, which could negatively impact our stock price.

Our results of operations and financial condition may be adversely affected if we do not successfully integrate current and future acquisitions into our operations.

In order to respond to the competitive pressures of the online direct marketing industry or to grow our revenue base, we may acquire, or make significant investments in, other companies, products, services or technologies that complement our business. We do not have any present understanding, nor are we having any discussions, relating to any significant acquisition or investment not disclosed herein. Acquiring companies, products, services or technologies involves many potential difficulties and risks, including:

     .   difficulty in assimilating them into our operations;

     . disruption of our ongoing business and distraction of our management and employees;

     . negative effects on reported results of operations due to acquisition-related charges and amortization of acquired technology and other intangibles; and

     .   potential dilutive issuances of equity or equity-linked securities.

These potential difficulties and risks could adversely affect our ability to realize the intended benefits of an acquisition or investment and could result in unanticipated expenses and disruptions in our business, which could harm our operations, cash flows and financial condition.

We may have to obtain additional capital to operate and grow our business, which could result in significant costs and dilution that could adversely affect our stock price.

Operating and growing our business will require significant cash expenditures. If our cash on hand, cash generated from operations and existing loan and credit arrangements are not sufficient to meet our cash requirements, we will need to seek additional capital, which could result in significant costs and dilute the ownership interest of our stockholders and thereby adversely affect our stock price. Additional financing may not be available on terms favorable to us, or at all, which could result in significant costs to obtain the necessary capital and limit our ability to maintain and expand our member base and number of advertisers, or otherwise respond to competitive pressures. In addition, if we raise additional funds through the issuance of equity or equity-linked securities, the percentage ownership of our current stockholders would be reduced. These securities may have rights, preferences or privileges senior to those of our stockholders. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for a discussion of working capital and capital expenditures.

The content contained in our emails may subject us to significant liability for negligence, copyright or trademark infringement or other matters.

If any of the content that we create and deliver to our members or any content that is accessible from our emails through links to other Web sites contains errors, third parties could make claims against us for losses incurred in reliance on such information. In addition, the content contained in or accessible from our emails could include material that is defamatory, violates the copyright or trademark rights of third parties, or subjects us to liability for other types of claims. Our general liability insurance may not cover claims of these types or may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of insurance coverage, could result in significant costs and expenses and damage our reputation.

We also enter into agreements with certain e-commerce partners under which we may be entitled to receive a share of certain revenue generated from the purchase of goods and services through direct links to our e-commerce partners from our emails. These agreements may expose us to additional legal risks and uncertainties, including potential liabilities to consumers of those products and services by virtue of our involvement in providing access to those products or services, even if we do not provide those products or services. Any indemnification provided to us in our agreements with these parties, if available, may not adequately protect us.

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

Our business may be adversely affected by the refusal of one or more electronic email delivery providers to deliver our, or our customers', messages.

Our business may be adversely affected by the unilateral election of certain domain administrators to block, filter or otherwise prevent the delivery of Internet advertising or commercial emails to their users. We cannot assure you that the number of domains which establish policies against their users, receipt of commercial deliveries as consideration for receiving service will not become increasingly more popular, thereby diminishing the reach of our service, or the service of our customers.

Our business may be adversely affected by products offered by third parties.

Our business may be adversely affected by the adoption by computer users of technologies that harm the performance of our products and services. For example, our business may be adversely affected by the increased use of technologies that allow domain administrators on the aggregate level, or individual users managing their own electronic email accounts, to block, filter or otherwise prevent the delivery of Internet advertising or commercial emails, or to block access to any services that use cookies or other tracking technologies. We cannot assure you that the number of domains or individual computer users who employ these or other similar technologies will not increase, thereby diminishing the efficacy of our, or our customer's, services. In the case that one or more of these technologies are widely adopted, our business, financial condition and results of operations could be materially and adversely affected.

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

In the past, following periods of market volatility in the price of a company's securities, security holders have instituted class action litigation. Many companies in our industry have been subject to this type of litigation. Our stock price has been volatile since our initial public offering in November 1999. If the market value of our stock continues to experience adverse fluctuations, and we become involved in this type of litigation, regardless of the outcome, we could incur substantial legal costs and our management's attention could be diverted, causing our business to suffer.

Our executive officers and directors have and may continue to have substantial voting control, which will allow them to influence the outcome of matters submitted to stockholders for approval in a manner that may be adverse to your interests.

Our executive officers, our directors and entities affiliated with them, in the aggregate, beneficially own approximately 27% of our outstanding common stock as of February 28, 2001. As a result, these stockholders will retain substantial control over matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control, which could have an adverse affect on our stock price.

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

If the price of our common stock remains low, it may be delisted by Nasdaq and become subject to special rules applicable to low priced stocks, which may reduce the liquidity of our shares.

There are several requirements for continued listing on the Nasdaq National Market including, but not limited to, maintaining a minimum stock price of $1.00 per share. We may fail to meet these continued listing requirements, with the result being that our common stock might be delisted. If that were to occur, we may apply for listing on the Nasdaq Smallcap Market, subject to Nasdaq's approval. If our stock were to be delisted from the Nasdaq National Market, and we were unable to list our stock on the Nasdaq Smallcap Market, it is likely that public trading, if any, in our common stock would thereafter be conducted in the over-the-counter market in the so-called "pink sheets," or on the NASD's "Electronic Bulletin Board." In addition, our stock would become subject to the penny stock rules of the Securities and Exchange Commission, which generally are applicable to equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to executing a transaction in a penny stock, not otherwise exempt from such rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. If our common stock were to be delisted and become subject to the penny stock rules, investors may find it more difficult to sell their shares or to obtain quotations as to the price of our stock. Delisting could also have a long-term negative impact on our ability to raise future capital through a sale of common stock.


Risks Related to Our Industry

Our business may be adversely affected if demand for Internet advertising fails to grow as predicted or diminishes.

Our future success is highly dependent on an increase in the use of the Internet as an advertising medium. The Internet advertising industry is new and rapidly evolving, and it cannot yet be compared with traditional advertising media to gauge its effectiveness. As a result, demand and acceptance for Internet advertising solutions is uncertain. Many of our current or potential advertising customers have limited experience using the Internet for advertising purposes and they have allocated only a limited portion of their advertising budgets to Internet advertising. The adoption of Internet advertising, particularly by those entities that have historically relied upon traditional media for advertising, requires the acceptance of a new way of conducting business, exchanging information and advertising products and services. These customers may find Internet advertising to be less effective for promoting their products and services relative to traditional advertising media. We cannot assure you that current or potential advertising customers will continue to allocate a portion of their advertising budget to Internet advertising or that the demand for Internet advertising will continue to develop to sufficiently support Internet advertising as a significant advertising medium. If the demand for Internet advertising decreases or develops more slowly than we expect, then our business, results of operations and financial condition could be materially and adversely affected.

There are currently no generally accepted standards or tools for the measurement of the effectiveness of Internet advertising or the planning of advertising purchases, and generally accepted standard measurements and tools may need to be developed to support and promote Internet advertising as a significant advertising medium. Our advertising customers may challenge or refuse to accept our or a third-party's measurements of advertisement delivery results. Our customers may not accept any errors in such measurements. In addition, the accuracy of database information used to target advertisements is essential to the effectiveness of Internet advertising that may be developed in the future. The information in our database, like any database, may contain inaccuracies that our customers may not accept.

A significant portion of our revenue is derived from the delivery of advertisements which are designed to contain the features and measuring capabilities requested by advertisers. If advertisers determine that those ads are ineffective or unattractive as an advertising medium or if we are unable to deliver the features or measuring capabilities requested by advertisers, the long-term growth of our online advertising business could be limited and our revenue levels could decline. There are also 'filter' software programs that limit or prevent advertising from being delivered to a user's computer. The commercial viability of Internet advertising, and our business, results of operations and financial condition, would be materially and adversely affected by Web users' widespread adoption of this software.

Our business is in the online direct marketing industry and if we fail to adapt to rapid change in this industry our services may become obsolete and unmarketable.

The online direct marketing industry is characterized by rapid change. The introduction of products and services embodying new technologies, the emergence of new industry standards and changing consumer needs and preferences could render our existing services obsolete and unmarketable. If we do not respond effectively to rapidly changing technologies, industry standards and customer requirements, the quality and reliability of the services we provide to our members and advertisers may suffer. We may experience technical difficulties that could delay or prevent the successful development, introduction or marketing of new products and services. In addition, any new enhancements to our products and services must meet the requirements of our current and prospective users. As a result, we could incur substantial costs to modify our services and products or infrastructure to adapt to rapid change in our industry, which could harm our financial results and cash flows.

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

We depend significantly on the Internet infrastructure to deliver attractive, reliable and timely email newsletters to our members. If Internet usage grows, the Internet infrastructure may not be able to support the demands placed on it by this growth, and its performance and reliability may decline, which could adversely affect our ability to sustain revenue growth. Among other things, continued development of the Internet infrastructure will require a reliable network backbone with necessary speed, data capacity and security. Currently, there are regular failures of the Internet network infrastructure, including outages and delays, and the frequency of these failures may increase in the future. These failures may reduce the benefits of our products and services to our members and undermine our advertising partners' and our members' confidence in the Internet as a viable commercial medium. In addition, the Internet could lose its viability as a commercial medium due to delays in the development or adoption of new technology required to accommodate increased levels of Internet activity or due to government regulation.

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

Changes in government regulation could decrease our revenue and increase our costs.

Laws applicable to Internet communications, on-line privacy, digital advertising, data protection and direct marketing are becoming more prevalent. Any legislation enacted or regulation issued could dampen the growth and acceptance of the digital marketing industry in general and of our offerings in particular. Existing and proposed legislation in the United States, Europe (following the directive of the European Union) and Canada may impose limits on our collection and use of certain kinds of information about our users.

Moreover, the laws governing the Internet remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether, and how, existing laws such as those governing intellectual property, data protection, libel and taxation apply to the Internet and Internet advertising. In addition, the growth and development of Internet commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet.

Our business, results of operations and financial condition could be materially and adversely affected by the adoption or modification of laws or regulations relating to our businesses.

Changes in laws relating to data collection and use practices and the privacy of Internet users and other individuals could harm our business.

New limitations on the collection and use of information relating to Internet users are currently being considered by legislatures and regulatory agencies in the United States and internationally. We are unable to predict whether any particular proposal will pass, or the nature of the limitations in those proposals that do pass. Since many of the proposals are in their developmental stages, we cannot yet determine the impact these may have on our businesses. In addition, it is possible that changes to existing law, including new interpretations of existing law, could have a material and adverse impact on our business, financial condition and results of operations.

The following are examples of proposals currently being considered in the United States and internationally:

 . Certain data protection officials in European countries are lobbying for the notion that an IP address is personally-identifiable information. In those countries in which this opinion may prevail, the applicable national data protection law could be interpreted to subject us to a more restrictive regulatory regime. The cost of such compliance could be material, and we may not be able to comply with the applicable national regulations in a timely or cost-effective manner.

 . Legislation has been proposed to prohibit the sending of 'unsolicited commercial email' or 'spam.' With respect to our own permission-based email service, we believe we should not, as a matter of policy, be affected by this kind of legislation. However, it is possible that some of the customer's for whom we deliver emails on their behalf may be affected by this kind of legislation and we may be prohibited from continuing their service. And depending on the final form and substance of any legislation passed, we may be required to change our current practices or suffer an increase in the possibility of legal liability for our practices.

These and other circumstances leading to changes in the existing law could have a material and adverse impact on our business, financial condition and results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not currently hold any derivative instruments and do not engage in hedging activities and currently do not enter into any transactions denominated in a foreign currency. Thus, our exposure to foreign exchange fluctuations is minimal.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities, which generally have maturities of one year or less. We do not use derivative financial instruments for speculative or trading purposes. We invest our excess cash in short-term, fixed income financial instruments with an investment strategy to buy and hold to maturity. These fixed rate investments are subject to interest rate risk and may fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by ten percent from the levels at December 31, 2000, the fair value of the portfolio would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity, and therefore we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates on our investment portfolio.


ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this item are included in Part IV Item 14
(a) (1) and (2). The quarterly financial data required by this item are included in Item 7.


ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information with respect to directors and executive officers required by this Item 10 is incorporated herein by reference to the information set forth under the caption "Directors and Executive Officers of the Company" in our Proxy Statement for the 2001 Annual Meeting of Stockholders, or the "2001 Proxy Statement", which is expected to be filed with the Commission within 120 days after the close of our fiscal year. Information relating to certain filings on Forms 3, 4, and 5 of the Company is contained in the 2001 Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance".


ITEM 11.   EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to the information set forth under the caption "Executive Compensation" in the 2001 Proxy Statement. The sections entitled "Compensation Committee Report on Executive Compensation" and "Performance Graph" in the 2001 Proxy Statement are not incorporated herein by reference.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 is incorporated herein by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2001 Proxy Statement.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item 13 is incorporated herein by reference to the information set forth under the caption "Certain Relationships and Related Transactions" in the 2001 Proxy Statement.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of this Form 10-K:

  1. Financial Statements. The following consolidated financial statements of LifeMinders, Inc. are filed as a part of this Form 10-K on the pages indicated:

                                                                                                             Page
                                                                                                             -----
Report of Independent Accountants.........................................................................    F-1
Consolidated Balance Sheets as of December 31, 2000 and 1999..............................................    F-2
Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998................    F-3
Consolidated Statements of Changes in Stockholders' Equity (Deficit) for years ended December 31, 2000,
   1999 and 1998..........................................................................................    F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998................    F-5
Notes to Consolidated Financial Statements................................................................    F-6

  2. Financial Statement Schedule. The following financial statement schedule of LifeMinders, Inc. is filed as a part of this Form 10-K on the pages indicated:

Report of Independent Accountants on Financial Statement Schedule.........   S-1
Schedule II--Valuation and Qualifying Accounts............................   S-2

  3.   Exhibits required by Item 601 of Regulation S-K.


 Exhibit                                            Description
 -------                                            -----------
 No.
 ---
    3.1     Restated Certificate of Incorporation.*

    3.2     Bylaws.*

    4.1     Second Amended and Restated Registration Rights Agreement, dated as of September 23,
            1999, among the Company and the Series E investors.**

    4.2     Form of Common Stock Certificate***

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

10.10 Form of Lock-up Agreement between the Company and Hambrecht & Quist LLC, FleetBoston Robertson Stephens Inc., Thomas Weisel Partners LLC and PaineWebber Incorporated.**

10.11 Agreement and Plan of Merger dated March 29, 2000, among the Company, WITI Acquisition Corp., the WITI Corporation and the stockholders of the WITI Corporation.****

10.12    The Company's 2000 Stock Incentive Plan.*****

10.13    The Company's Employee Stock Purchase Plan.*****

10.14    WITI Corporation 1996 Stock Option Plan.*****

10.15    Form of Option Assumption Agreement.*****

10.16 Agreement and Plan of Merger dated August 2, 2000, among the Company, SRNI Acquisition Corp., smartRay Networks, Inc. and the stockholders of smartRay Networks, Inc., including the First Amendment, dated August 31, 2000, to the Agreement and Plan of Merger.******

10.17 smartRay Networks, Inc. Stock Option and Restricted Stock Purchase Plan.*******

10.18    Form of Incentive Stock Option Agreement.*******

10.19    Form of Stock Option Assumption Plan.*******

10.20 Lease Agreement, dated May 18, 2000, by and between the Company and DTC Associates, LLC.********

10.21 Employment Agreement between the Company and Allison Abraham dated June 23, 2000.

10.22 Separation Agreement and General Release between the Company and Stephen R. Chapin, Jr. dated February 2, 2001.

10.23    Separation Agreement and General Release between the Company and John
         A. Chapin dated February 2, 2001.

10.24 Employment Agreement between the Company and Jonathan B. Bulkeley dated March 16, 2001.

10.25 Separation Agreement and General Release between the Company and Mark Bryant dated March 20, 2001.

10.26 Sublease, dated December 13, 2000, by and between the Company and Cisco Systems, Inc.

10.27    Sublease, dated October 31, 2000, by and between the Company and NETEX,
         Inc.

10.28 Credit Agreement, entered into on May 22, 2000, by and between the Company and First Union National Bank.

23.1     Consent of PricewaterhouseCoopers LLP, independent accountants

24       Power of Attorney (filed as part of signature page)


________________
 * Incorporated by reference to the Company's Registration Statement on Form S-1 as filed with the SEC on September 24, 1999. (File No. 333-87785).


** Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-1 as filed with the SEC on October 29, 1999 (File No. 333-87785).

*** Incorporated by reference to Amendment No. 3 to the Company's Registration Statement on Form S-1 as filed with the SEC on November 17, 1999 (File No. 333-87785).

**** Incorporated by reference to the Company's Current Report on Form 8-K as filed with the SEC on April 13, 2000.

***** Incorporated by reference to the Company's Registration Statement on Form S-8 as filed with the SEC on June 27, 2000 (File No. 333-40190).

****** Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on September 15, 2000.

******* Incorporated by reference to the Company's registration Statement on Form S-8 as filed with the SEC on September 29, 2000 (File No. 333-47052).

******** Incorporated by reference to the Company's Quarterly Report on Form
         10-Q for the quarter ended September 30, 2000, as filed with the SEC.



    (b) Reports required to be filed on Form 8-K:

    None.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of LifeMinders, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of LifeMinders, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



                                        /s/   PricewaterhouseCoopers LLP
                                              --------------------------

McLean, Virginia
March 27, 2001

                               LIFEMINDERS, INC.

                          CONSOLIDATED BALANCE SHEETS
                      ($ in thousands, except share data)

                                                                                                     December 31,
                                                                                             ---------------------------
                                                                                               2000               1999
                                                                                             ---------          --------
                                                  Assets
Current assets:
  Cash and cash equivalents...........................................................       $  42,771          $ 55,524
  Marketable securities, held to maturity.............................................          19,939             1,968
  Accounts receivable, net of allowance for doubtful accounts of $1,678 and $493,
     respectively.....................................................................           9,090             6,526
  Prepaid expenses and other current assets...........................................           6,324             6,770
                                                                                             ---------          --------
        Total current assets..........................................................          78,124            70,788
  Property and equipment, net.........................................................          23,806             5,380
  Intangible assets, net..............................................................           4,159                --
  Restricted cash.....................................................................           7,700                --
  Other assets........................................................................             747               689
                                                                                             ---------          --------
        Total assets..................................................................       $ 114,536          $ 76,857
                                                                                             =========          ========


Liabilities and stockholders' equity
Current liabilities:
  Accounts payable....................................................................       $   5,411          $  3,121
  Accrued advertising costs...........................................................             236             4,300
  Accrued employee costs..............................................................             766               657
  Accrued expenses....................................................................           1,802             1,033
  Deferred revenue....................................................................             288               244
  Notes payable.......................................................................             782                81
  Capital lease obligations...........................................................           1,370               724
                                                                                             ---------          --------
        Total current liabilities.....................................................          10,655            10,160
Notes payable, net of current portion.................................................             472                74
Capital lease obligations, net of current portion.....................................             197               906
Deferred rent.........................................................................              43                40
                                                                                             ---------          --------
        Total liabilities.............................................................          11,367            11,180
                                                                                             ---------          --------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value; 9,665,240 shares authorized, no shares
     issued and outstanding...........................................................              --                --
  Common stock, $.01 par value; 60,000,000 shares authorized at December 31, 2000 and 1999; 25,932,217 and 20,299,039
     shares issued and outstanding at December 31, 2000 and 1999, respectively........             259               203
  Additional paid-in capital..........................................................         251,393           104,622
  Deferred compensation on employee stock options.....................................          (4,904)           (5,077)
  Accumulated deficit.................................................................        (143,579)          (34,071)
                                                                                             ---------          --------
        Total stockholders' equity....................................................         103,169            65,677
                                                                                             ---------          --------
        Total liabilities and stockholders' equity....................................       $ 114,536          $ 76,857
                                                                                             =========          ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               LIFEMINDERS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

             ($ in thousands, except share and per share amounts)

                                                                                       For the year ended December 31,
                                                                            -----------------------------------------------------
                                                                                2000                 1999                 1998
                                                                            -----------           ----------           ----------
Revenue:
      Advertising........................................................   $    45,814           $    9,446           $       57
      Opt-in.............................................................         6,573                4,573                   --
      Consulting.........................................................         1,539                   --                   --
                                                                            -----------           ----------           ----------
             Total revenue...............................................        53,926               14,019                   57
                                                                            -----------           ----------           ----------
Cost of revenue:
      Cost of revenue (including stock-based compensation of $58, $--
            and $--, respectively).......................................         6,873                  966                   60
      Impairment of long-lived assets....................................         5,969                   --                   --
                                                                            -----------           ----------           ----------
             Total cost of revenue.......................................        12,842                  966                   60
                                                                            -----------           ----------           ----------
Gross margin (loss)......................................................        41,084               13,053                   (3)
                                                                            -----------           ----------           ----------
Operating expenses:
      Sales and marketing (including stock-based compensation of
            $586, $232 and $--, respectively)............................        70,897               38,648                  869
      Research and development (including stock-based compensation
            of $668, $139 and $--, respectively).........................         7,758                1,963                  374
      General and administrative (including stock-based compensation
            of $418, $254 and $--, respectively).........................        17,274                4,396                  718
      Amortization of goodwill...........................................         9,571                   --                   --
      Depreciation and amortization......................................         2,829                  185                    8
      Impairment of long-lived assets....................................        48,017                   --                   --
                                                                            -----------           ----------           ----------
             Total operating expenses....................................       156,346               45,192                1,969
                                                                            -----------           ----------           ----------
Loss from operations.....................................................      (115,262)             (32,139)              (1,972)
Interest income, net of interest expense of $474, $31 and $--,
     respectively........................................................         5,779                  529                   25
Equity in net losses of investee.........................................           (25)                  --                   --
                                                                            -----------           ----------           ----------
      Net loss...........................................................      (109,508)             (31,610)              (1,947)
Accretion on mandatorily redeemable convertible preferred stock..........            --               (1,155)                (157)
                                                                            -----------           ----------           ----------

Net loss available to common stockholders................................   $  (109,508)          $  (32,765)          $   (2,104)
                                                                            ===========           ==========           ==========
Basic and diluted net loss per common share..............................   $     (4.59)          $    (6.26)          $    (0.64)
                                                                            ===========           ==========           ==========
Weighted average common shares and common share equivalents
     (basic and diluted).................................................    23,854,850            5,230,826            3,275,000
                                                                            ===========           ==========           ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                               LIFEMINDERS, INC.

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                      ($ in thousands, except share data)

                                                                              Deferred
                                                                              --------
                                                                               stock
                                                                               -----
                                                                Additional  compensation
                                                                ----------  ------------
                                              Common Stock        Paid-in   on employee    Accumulated  Treasury stock
                                              ------------        -------   -----------    -----------  --------------
                                            Shares     Amount     Capital  stock options     deficit    Shares   Amount       Total
                                            ------     ------     -------  -------------     -------    ------   ------       -----
Balance, December 31, 1997.............    3,274,998   $   33    $    364  $        --     $    (514)       --   $   --   $    (117)
Acquisition of treasury stock..........           --       --          --           --            --    62,500       (1)         (1)
Exercise of stock option in
   connection with the preferred stock
   offering............................           --       --          (1)          --            --   (62,500)       1          --
Accretion on mandatorily redeemable
   convertible preferred stock.........           --       --        (157)          --            --        --       --        (157)
Net loss...............................           --       --          --           --        (1,947)       --       --      (1,947)
                                         ------------------------------------------------------------------------------------------
Balance, December 31, 1998.............    3,274,998       33         206           --        (2,461)       --       --      (2,222)
Accretion on mandatorily redeemable
   convertible preferred stock.........           --       --      (1,155)          --            --        --       --      (1,155)
Exercise of stock options..............      112,500        1          89           --            --        --       --          90
Issuance of stock options in exchange
   for services........................           --       --           9           --            --        --       --           9
Issuance of common stock, net of
   issuance costs of $5,905............    4,830,000       48      61,667           --            --        --       --      61,715
Conversion of Series A, B, C, D and
   E preferred stock to common stock...   12,081,541      121      38,104           --            --        --       --      38,225
Deferred compensation..................           --       --       5,702       (5,702)           --        --       --          --
Amortization of deferred
   compensation........................           --       --                      625            --        --       --         625
Net loss...............................           --       --          --           --       (31,610)       --       --     (31,610)
                                         ------------------------------------------------------------------------------------------
Balance, December 31, 1999.............   20,299,039      203     104,622       (5,077)      (34,071)       --       --      65,677
Issuance of common stock, net of
   issuance costs of $5,429............    2,767,500       28      85,871           --            --        --       --      85,899
Issuance of common stock for
   business acquisitions...............    2,250,523       22      51,619           --            --        --       --      51,641
Fair value of options assumed in
   business acquisitions...............           --       --       9,806           --            --        --       --       9,806
Issuance of common stock pursuant
   to employee stock purchase plan.....       15,019       --         148           --            --        --       --         148
Exercise of stock options..............      600,136        6       1,016           --            --        --       --       1,022
Deferred compensation related to
   business acquisitions...............           --       --          --       (3,246)           --        --       --      (3,246)
Adjustment of deferred compensation
   for unvested stock options
   forfeited...........................           --       --      (1,689)       1,689            --        --       --          --
Amortization of deferred
   compensation........................           --       --          --        1,730            --        --       --       1,730
Net loss...............................           --       --          --           --      (109,508)       --       --    (109,508)
                                         ------------------------------------------------------------------------------------------
Balance, December 31, 2000.............   25,932,217   $  259    $251,393  $    (4,904)    $(143,579)        -   $    -   $ 103,169
                                         ===========   ======    ========  ===========     =========   =======   ======   =========

 The accompanying notes are an integral part of these consolidated financial statements.

                               LIFEMINDERS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                              For the year ended December 31,
                                                                                            ------------------------------------
                                                                                              2000           1999         1998
                                                                                            ---------      --------      -------
Cash flows from operating activities:
Net loss..............................................................................      $(109,508)     $(31,610)     $(1,947)
Adjustments to reconcile net loss to net cash used in operating activities:
   Impairment of long-lived assets....................................................         53,986            --           --
   Depreciation and amortization......................................................          6,383           538            8
   Amortization of intangibles and goodwill...........................................         12,024            --           --
   Provision for doubtful accounts receivable.........................................          3,816           494           --
   Amortization of deferred compensation on employee stock options....................          1,730           625           --
   Equity in net losses of investee and loss on disposal of investment................             64            --           --
   Issuance of common stock and stock options in exchange for services................             --             9           --
Changes in assets and liabilities, net of effects for acquisitions:
   Accounts receivable................................................................         (6,351)       (7,020)          --
   Prepaid expenses and other current assets..........................................          2,032        (6,769)          --
   Other assets.......................................................................            262          (689)          --
   Accounts payable...................................................................         (1,637)        3,079           42
   Accrued advertising costs..........................................................         (4,064)        4,300           --
   Accrued bonuses....................................................................            109           657           --
   Accrued expenses...................................................................            681           953           32
   Deferred revenue...................................................................           (261)         (112)         355
   Deferred rent......................................................................              3            40           --
                                                                                            ---------      --------      -------
               Net cash used in operating activities..................................        (40,731)      (35,505)      (1,510)
                                                                                            ---------      --------      -------
Cash flows from investing activities:
Acquisition of property and equipment.................................................        (23,181)       (4,242)         (50)
Purchase of marketable securities.....................................................        (58,875)       (1,968)          --
Proceeds from maturities of marketable securities.....................................         40,904            --           --
Increase in restricted cash related to letters of credit..............................         (7,700)           --           --
Investments in unconsolidated entities................................................         (5,759)           --           --
Distributions from unconsolidated entities............................................          1,647            --           --
Payments for business acquisitions, net of cash acquired..............................         (5,466)           --           --
                                                                                            ---------      --------      -------
               Net cash used in investing activities..................................        (58,430)       (6,210)         (50)
                                                                                            ---------      --------      -------
Cash flows from financing activities:
Issuance of preferred stock...........................................................             --        37,200           --
Preferred stock issuance costs........................................................             --        (2,153)          --
Proceeds from the exercise of Series B preferred stock warrants.......................             --            --        1,000
Borrowings under notes payable........................................................          1,728           162           --
Payments of notes payable.............................................................         (1,203)           (7)          --
Repayment of principal on capital lease obligations...................................         (1,186)           --           --
Proceeds from issuance of common stock................................................         91,328        67,620           --
Common stock issuance costs...........................................................         (5,429)       (5,905)          --
Proceeds from issuance of common stock under ESPP.....................................            148            --           --
Exercise of stock options.............................................................          1,022            90           --
                                                                                            ---------      --------      -------
               Net cash provided by financing activities..............................         86,408        97,007        1,000
                                                                                            ---------      --------      -------
Net increase (decrease) in cash and cash equivalents..................................        (12,753)       55,292         (560)
Cash and cash equivalents, beginning of year..........................................         55,524           232          792
                                                                                            ---------      --------      -------
Cash and cash equivalents, end of year................................................      $  42,771      $ 55,524      $   232
                                                                                            =========      ========      =======
Supplemental cash flow disclosures and non-cash investing and financing activities:
Cash paid for interest................................................................      $     469      $     31      $    --
                                                                                            =========      ========      =======
Issuance of stock options in exchange for services....................................      $      --      $      9      $    --
                                                                                            =========      ========      =======
Accretion of mandatorily redeemable convertible preferred stock.......................      $      --      $  1,155      $   157
                                                                                            =========      ========      =======
Purchase of computer equipment through capital lease..................................      $     999      $  1,630      $    --
                                                                                            =========      ========      =======
Sale of unconsolidated entity in exchange for a note receivable.......................      $   1,450      $     --      $    --
                                                                                            =========      ========      =======
Liabilities assumed in the acquisition of businesses..................................      $   1,667      $     --      $    --
                                                                                            =========      ========      =======
Issuance of common stock and assumption of stock options for business acquisitions....      $  61,447      $     --      $    --
                                                                                            =========      ========      =======

  The accompanying notes are an integral part of these consolidated financial statements.

                               LIFEMINDERS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Nature of Business

LifeMinders, Inc. (the Company) is an online direct marketing company that provides personalized content and advertisements via email to a community of members. Email messages contain reminders and tips that are designed to enable the Company's members to better organize and manage their lives. Proprietary member information and targeting capabilities provide advertising partners the opportunity to more effectively reach their target audiences.

The Company's outsourcing business unit was launched late in the second quarter of 2000. The outsourcing product enables other companies to deliver targeted marketing messages to their own customers via email, thereby enhancing communication with their customers, driving increased revenue opportunities and heightening loyalty for their brands.

The Company was incorporated in Maryland on August 9, 1996 (Date of Inception) under the name of MinderSoft, Inc. In January 1999, the Company changed its name to LifeMinders.com, Inc. and reincorporated in Delaware in July 1999. In June 2000, the Company changed its name to LifeMinders, Inc.

During 1998, the Company entered into arrangements with national retailers to distribute reminder products in software form on disk. In late 1998, the Company revised its strategy to become an online direct marketing company that provides personalized content and advertisements via email to a loyal community of members. Given this significant shift in strategy in late 1998, the historical financial condition and results of operations prior to 1999 do not necessarily reflect the Company's business as it is currently being conducted.

On October 21, 1999, the Board of Directors approved a 5 for 4 common stock split in connection with the filing of an initial public offering. The conversion ratio of the mandatorily redeemable convertible preferred stock was adjusted from a 1 for 1 conversion ratio to a 5 for 4 conversion ratio in connection with the stock split. The consolidated financial statements of the Company, including all share and per share data, have been retroactively restated to reflect the 5 for 4 common stock split for all periods presented.

On November 19, 1999, the Company completed its initial public offering issuing 4,830,000 shares of common stock at an initial public offering price of $14.00 and raised net proceeds of $61,715,000. On February 8, 2000, the Company completed its follow-on public offering of 2,767,500 shares of common stock at a price of $33.00 per share and raised net proceeds of $85,899,000.

In December 2000, in a continued effort to reduce costs and reach profitability, the Company made the decision not to pursue and develop its wireless operations. In conjunction with this decision, the Company recorded an impairment charge of $49,020,000 in the fourth quarter of 2000, of which $5,969,000 is included as a component of cost of sales. Also in the fourth quarter of 2000, the Company decided not to pursue and develop the operations of its consolidated subsidiary PleaseRSVP, resulting in an impairment charge of $2,653,000. Additionally, an evaluation of the Company's carrying value in its investments in non-marketable equity securities in the fourth quarter of 2000 indicated that a permanent loss in value of the investments existed. As a result, the Company recorded a charge of $2,313,000 for a permanent decline in value of certain non-marketable equity securities.

The Company believes that existing cash, cash equivalents and available credit facilities, will be sufficient to meet anticipated cash needs for working capital, member acquisition expenses, investment or acquisition related expenditures and capital expenditures for the forseeable future.


2.   Summary of Significant Accounting Policies

The significant accounting policies followed by the Company in the preparation of these consolidated financial statements are as follows:

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Investments in which the Company exercises significant influence, but does not exercise unilateral operating and financial control are accounted for using the equity method. If the Company does not have the ability to exercise significant influence over an investee, the investment is accounted for using the cost method. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from these estimates.

Cash and Cash Equivalents

Highly liquid investments having original maturities of 90 days or less at the date of acquisition are classified as cash equivalents. The carrying value of cash equivalents approximate their fair value.

Marketable Securities

Marketable securities include investments in commercial paper and U.S. government securities for which the original maturity dates exceed three months. All marketable securities mature within one year from the balance sheet date. Marketable securities are classified as held-to-maturity and are accounted for at amortized cost, which approximates fair value. No marketable securities were sold prior to maturity.

Accounts Receivable, Net

The Company estimates an allowance for doubtful accounts based on a periodic review of aged customer balances as well as general economic conditions impacting the Company's customers.

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

Internal-use Software and Website Development Costs

Internal use software and web site development costs are capitalized in accordance with Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Emerging Issues Task Force (EITF) Issue No. 00-02, "Accounting for Web Site Development Costs." Qualifying costs incurred during the application development stage, which consist primarily of outside services and consultants, are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. For the year ended December 31, 2000, costs qualifying for capitalization total $1,465,000 net of amortization of $235,000. No costs qualified for capitalization in 1999 and 1998. Amortization is computed using the straight-line method over the estimated useful lives of the assets, generally three years.

Intangible Assets

The cost of business acquisitions accounted for using the purchase method is allocated first to identifiable assets and liabilities based on estimated fair values. The excess of cost over identifiable assets and liabilities is recorded as goodwill. Identifiable intangible assets related to the acquisition of assembled workforces are amortized on a straight-line basis over one year, the approximate length of employment contracts. Goodwill, technology, patents and other identifiable intangible assets are amortized on a straight-line basis over three years. The carrying amounts of intangible assets and goodwill are reviewed if facts or changes in circumstances suggest that they may be impaired. If this review indicates that the carrying amounts of intangible assets and goodwill will not be recoverable, as determined based on estimated undiscounted future cash flows of the acquired assets, the carrying amounts of the intangible assets and goodwill are reduced accordingly based on the difference between the carrying value and fair market value. Fair market value is determined using discounted cash flows or other methods. During 2000, the Company recorded an impairment of certain intangible assets (see Note 3).

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, terms are fixed or determinable, services are performed or products are delivered, and collection is probable. During 1998, the Company's revenue was generated from distribution agreements for software-based products. Revenue from these agreements was recognized as the services were performed.

During 2000 and 1999, revenue was generated primarily by delivery of advertisements within emails to the Company's members and delivery of names to its opt-in partners.

During 2000, the Company adopted Staff Accounting Bulletin No. 101 with no material impact.

Advertising

Advertising arrangements consist primarily of advertisements that are displayed within the Company's emails. Generally, advertisers pay the Company and the Company recognizes revenue on a per email basis, based on the number of emails delivered to the Company's members in which the advertisements are displayed. From time to time, the Company may guarantee a minimum number of emails to be delivered containing an advertisement directed at a specific member group. Under these contracts, the Company is not required to forfeit fees received for emails previously delivered and the Company has historically fulfilled the guaranteed minimum number of emails; therefore, revenue is recognized as emails are delivered. The Company may also guarantee a minimum number of sales orders for the advertiser based on the emails delivered. Under these contracts the Company defers all revenue until notification is received from the advertiser that the minimum number of sales orders have been achieved by the advertiser. In addition, the Company may provide advertisers the opportunity for the exclusive right to sponsor advertisements within a specific email category for a specified period of time for a fixed fee. Under these contracts the Company recognizes revenue ratably during the period the advertisement is displayed in the Company's emails since there is no obligation to provide a minimum number of emails for that individual advertiser during the specific period. The Company's advertising contracts generally have average terms ranging from one to six months.

Periodically, the Company enters into barter/reciprocal transactions, where it exchanges advertising space within its emails for reciprocal advertising space or traffic on other Web sites. Revenue from barter transactions is recognized in accordance with APB Opinion No. 29, Accounting for Nonmonetary Transactions (APB No. 29), and EITF Issue No. 99-17, Accounting for Advertising Barter Transactions, during the period in which the advertisements are displayed in the Company's emails. In the absence of sufficient evidence of fair value, the acquired assets are recorded at the book value of the surrendered assets. No gain or loss is recorded from barter transactions as the revenue recognized equals the advertising costs incurred. For the years ended December 31, 1999 and 1998, the Company did not enter into any barter arrangements. For the year ended December 31, 2000, the Company entered into several barter arrangements for which no revenue or expense was recognized as sufficient evidence of fair value was indeterminable and the Company's carrying cost of the surrendered assets was insignificant.

Opt-in

Revenue is recognized as affirmative member responses to advertisers' newsletters and other promotions offered during the Company's sign up process are delivered to the Company's opt-in partners. The Company derives opt-in revenue through fees that its opt-in advertising partners pay for member registrations. The Company records revenue net of estimated duplicate member responses to its opt-in partners' newsletters and other promotions. Duplicate member responses are names, generally in the form of email addresses, that the Company provides to opt-in advertising partners for which the Company's members have previously registered either through the Company's sign up process or with the Company's opt-in advertising partners directly. Historically, opt-in partners have immediately notified the Company of duplicate member responses upon receipt of member registration information, which is transmitted to opt-in partners twice a week. The Company issues credits upon notification of duplicate member responses and, therefore, has not experienced significant differences between the actual and estimated amounts of duplicate member responses. Opt-in partners pay a fixed rate per registration and, upon delivery of the registrations, the Company has no further obligation under the agreements. The Company does not currently anticipate any significant change in the nature of the fees it charges its opt-in partners or in its customer base and believes its historical experience with its opt-in product is predictive of future estimates. For the years ended December 31, 2000 and 1999, revenue was recorded net of $913,000 and $618,000, respectively, for estimated duplicate member responses to the Company's opt-in partners' newsletters and other promotions.

Cash received from customers in advance is recorded as deferred revenue. Advertising and opt-in revenue is recognized as emails and affirmative member responses, respectively, are delivered.

Consulting Revenue

Consulting revenue consists of revenue earned under a contract relating to services for the development of weather related content. Under this contract, which was completed in 2000, the Company provided consulting services for customization and modification of our customer's current software systems. Revenue was recognized under the percentage-of-completion method of accounting, based on the ratio of costs incurred to total estimated costs. The percentage
- -of-completion method is deemed the most appropriate method of revenue recognition as the Company is generally entitled to payment for work performed to date even though it may not coincide with a specific billing milestone. The billing milestones are considered to be interim billing points for the purposes of providing funding to the Company for its efforts and not true output measures of the Company's progress to completion. Additionally, the ratio of costs incurred to total estimated costs has a direct relationship to the performance of services specified in the arrangement due to the types of costs that are incurred. Costs incurred relating to performance of the services specified in the arrangement consist primarily of costs for consulting services and payroll relating to individuals performing the software modification and customization procedures. The consultant and payroll costs incurred directly coincide with the input of effort into the modification and customization process. Direct material costs on this project were insignificant. Project-related overhead costs included within the calculation of the percentage complete are consistent with industry practice and there are no significant up-front costs charged to the contract. Cash received in advance of services to be provided was recorded as deferred revenue and recognized upon the completion of the related services.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents, marketable securities and accounts receivable.

The Company's cash and cash equivalents are maintained at five U.S. financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. The majority of the Company's cash equivalents are invested in short-term commercial paper.

Approximately 88% of the revenue for the year ended December 31, 1998 were concentrated with one customer. No one customer exceeded 10% of the Company's revenue or accounts receivable at December 31, 2000 and 1999 and for the years then ended.

Advertising Costs

Advertising costs are charged to sales and marketing expense as the contractual terms of the advertising contracts are fulfilled. Cash paid in advance of advertising services received is recorded as prepaid expenses that are amortized as services are received. Advertising costs for the years ended December 31, 1998 were insignificant. Advertising costs for the years ended December 31, 2000 and 1999 were $49,491,000 and $33,906,000, respectively. At December 31, 2000 and 1999, $1,917,000 and $6,312,000, respectively, of prepaid advertising expense is included in prepaid expenses and other current assets.

Research and Development Costs

Research and development costs are expensed as incurred and include expenses for the development of new or improved technologies designed to enhance the performance of our service, including the salaries, stock-based compensation and related expenses for our engineering department, as well as costs for contracted services and co-location facilities and depreciation on equipment.

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

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock-Based Compensation, and related Interpretations, in accounting for its employee and non-employee directors stock options and complies with the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Accordingly, the Company measures compensation expense for its employee stock-based compensation using the intrinsic value method and provides pro-forma disclosures of net loss as if the fair value method had been applied in measuring compensation expense. Under the intrinsic value method of accounting for stock-based compensation, when the exercise price of options granted to employees is less than the estimated fair value of the underlying stock on the date of grant, deferred compensation is recognized and is amortized to compensation expense over the applicable vesting period.

The Company measures compensation expense for its non-employee stock-based compensation awards in accordance with SFAS No. 123 and EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services." The fair value of the options and warrants issued is used to measure the transaction when it is more reliable than the fair value of the services received. The fair value is measured on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital. No options or warrants have been issued to non-employees during the years ended December 31, 2000, 1999 and 1998.

The Company follows FASB Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25," to account for exchanges of stock options and awards in purchase business combinations. Accordingly, the fair value of vested stock options and awards issued in exchange for vested stock options and awards of the acquiree is included as part of the purchase price. The fair value of unvested options or awards issued in exchange for unvested options and awards of the acquiree are accounted for as part of the purchase price, and an amount equal to the portion of the intrinsic value of the unvested options or award related to future vesting is allocated to deferred compensation and recognized over the remaining vesting period.

Impairment of Long-Lived Assets

The Company evaluates the carrying amounts of long-lived assets when facts or changes in circumstances suggest that they may be impaired. If this review indicates that the carrying amounts of long-lived assets will not be recoverable, as determined based on estimated undiscounted future cash flows of the acquired assets, the Company will measure the amount of such impairment based on the present value of estimated future cash flows using a discount rate commensurate with the risks involved or other methods. During 2000, the Company recorded an impairment of certain long-lived assets (see Note 3).

Basic and Diluted Net Loss Per Common Share

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during each year. Diluted net loss per common share is based on the weighted average number of shares of common stock outstanding during each year, adjusted for the effect of common stock equivalents arising from the assumed exercise of stock options, if dilutive. Common stock equivalents have been excluded from the net loss per share calculation because their effect would be anti-dilutive.

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

Comprehensive Income

During the years presented, the Company has not had any significant transactions that are required to be reported in comprehensive income.

Reclassifications

Certain reclassifications have been made to conform prior years' financial statements to the current presentation. These reclassifications had no effect on reported earnings.

Recent Accounting Pronouncements

In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, which delays the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective for the Company's fiscal year 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. In June 2000, FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FAS 133," further amending SFAS No. 133. The Company has not entered into derivative contracts and does not have plans to enter into such contracts, accordingly the adoption of SFAS Nos. 133, 137 and 138 is not expected to have a material effect on the consolidated financial statements.

3.  Impairment of Long-Lived Assets

Wireless Segment

As part of the development of the Company's wireless business strategy, the Company acquired WITI and smartRay in the first and third quarters of 2000, respectively. In December 2000, in a continued effort to reduce costs and reach profitability, the Company made the decision not to pursue and develop its wireless operations. As a result, during the fourth quarter of 2000, the Company determined the future undiscounted cash flows of these assets exceeded the carrying value as of December 31, 2000, and recorded an impairment charge of approximately $49,020,000 based on the discounted cash flows to be generated from these assets. Of this impairment charge, approximately $5,969,000 has been included as a component of cost of sales.

In the fourth quarter of 2000, the Company evaluated the wireless segment's historical operating performance and expected results of operations. Due to changes in market conditions and a change in the Company's assessment of the wireless segment's ability to generate revenues and profits, the decision was made not to pursue and develop the Company's wireless operations and renew the Companies' focus on its core advertising business. The estimated fair values of wireless segment assets were determined based on a discounted cash flow analysis.

The major components of the wireless segment impairment charge are as follows (in thousands):



       Fixed assets                                                   $   617
       Technology                                                       5,969
       Assembled workforce                                                578
       Other identifiable intangible assets                             1,895
       Goodwill                                                        39,961
                                                                      -------
            Total impairment charge related to the wireless segment   $49,020
                                                                      =======

PleaseRSVP Acquisition

In the fourth quarter of 2000, the Company decided not to pursue and develop the operations of its consolidated subsidiary PleaseRSVP, resulting in an impairment charge of $2,653,000 primarily related to the write-off of goodwill associated with a business acquisition completed in the first quarter of 2000. The Company's decision not to pursue and develop this investment was based on the evaluation of PleaseRSVP's historical operating performance and expected future operating results. The fair value of the impaired assets was determined based on a discounted cash flow analysis. Prior to abandonment, PleaseRSVP revenues and expenses were reported as part of the advertising segment.

Non-marketable Equity Securities

The Company periodically evaluates the carrying value of its investments in non-marketable equity securities to determine if a loss in value of the investments, which would be considered a permanent decline, should be recognized. During the fourth quarter of 2000, based on the Company's evaluation of the operating losses of its investees, changes in market conditions and other relevant factors, the Company recorded a charge of $2,313,000 for a permanent decline in value of certain non-marketable equity securities.

4.  Marketable Securities

At December 31, 2000 and 1999, all marketable debt securities were classified as held-to-maturity and carried at amortized cost, which approximates their fair value. Investments consisted of the following (in thousands):

                                                     December 31,
                                                 --------------------
                                                   2000         1999
                                                 -------       ------
            Commercial paper.................    $11,939       $1,968
            U.S. Government securities.......      8,000           --
                                                 -------       ------
              Total                              $19,939       $1,968
                                                 =======       ======

5.   Property and Equipment

Property and equipment consists of the following (in thousands):


                                                             December 31,
                                                        ---------------------

                                                           2000          1999
                                                        -------        ------
     Furniture and fixtures........................     $ 2,226        $  485
     Computer equipment and software  .............      24,856         4,918
     Leasehold improvements........................       3,643           523
                                                        -------        ------
                                                         30,725         5,926
     Less: accumulated depreciation................      (6,919)         (546)
                                                        -------        ------
     Property and equipment, net...................     $23,806        $5,380
                                                        =======        ======


6.   Borrowings

Line of Credit

On August 19, 1999, the Company amended an existing $1,000,000 line of credit to be increased to $1,350,000, which included $1,000,000 for working capital expenditures, $250,000 for a business credit line, and a $100,000 letter of credit for leased office space. The interest rate on the line was the bank's prime rate plus 1.0% per annum (9.50% at December 31, 1999). The line of credit was collateralized by substantially all the Company's assets, including intangible assets and future proceeds from the sale of such assets. On November 19, 1999, the Company increased the line of credit to $4,000,000, which included $3,650,000 for working capital expenditures, $250,000 for a business credit line and a $100,000 letter of credit. The amended line expired on November 17, 2000 and was not renewed. No borrowings were outstanding under the line of credit as of December 31, 2000 and 1999.

Notes Payable

On March 3, 1999, the Company entered into a $200,000 promissory note for the purpose of equipment and software purchases and working capital. The Company could draw on the note through November 10, 1999. Interest during the draw period was due monthly beginning December 10, 1999 at an annual interest rate of 9.5%. On November 10, 1999, the outstanding principal balance of the borrowings during the draw period was converted to a term note bearing interest at 10.5% and payable in 24 equal monthly principal payments, which commenced on December 10, 1999. All remaining principal and accrued but unpaid interest is due upon maturity on November 9, 2001. The promissory note is collateralized under the same terms of the line of credit discussed earlier and includes financial and other covenants, including a requirement to maintain a minimum monthly quick ratio of 1.25 to 1. At December 31, 2000 and 1999, $74,000 and $155,000,
respectively, was outstanding under this agreement. Interest expense incurred on the term note was $13,000 and $12,000 for the years ended December 31, 2000 and 1999, respectively.

On November 19, 1999, the Company entered into a $2,000,000 promissory note for the purpose of equipment and software purchases and general working capital. The Company could draw from the note through August 19, 2000 (draw period). Interest during the draw period was due monthly beginning December 19, 1999 at an annual interest rate of the bank's prime rate plus 0.5%. On August 20, 2000, the outstanding principal balance was rolled into a term loan bearing interest at 10% and payable monthly in 24 equal principal payments beginning September 19, 2000. All remaining principal and accrued but unpaid interest is due on maturity of August 19, 2002. The promissory note is collateralized by the Company's accounts with the bank including checking, savings, or other accounts and future accounts. At December 31, 2000 and 1999, $1,180,000 and $0, respectively, was outstanding under the note. Interest expense incurred on the term note was $133,000 and $0 for the years ended December 31, 2000 and 1999, respectively.

In connection with the acquisition of WITI, the Company assumed debt incurred by WITI of approximately $573,000. Under the terms of the debt, interest was paid on a quarterly basis at an annual rate of 9% until such time as the principal was repaid. The Company repaid the note in full, with accrued interest thereon, during 2000 for a total of $609,000 and subsequently retired the debt.

7. Mandatorily Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)

Common Stock

In June 1998, the Company repurchased 62,500 shares of common stock at $0.01 per share from the founders of the Company. These treasury shares were re-issued as result of one non-employee exercising a stock option granted during 1997 in the Series A mandatorily redeemable convertible preferred stock issuance. The total exercise price was $1.00.

On November 19, 1999, the Company sold 4,830,000 shares of common stock at an initial offering price of $14.00 and raised net proceeds of $61,715,000.

On February 8, 2000, the Company completed its follow-on public offering of 2,767,500 shares of common stock at a price of $33.00 per share and raised net proceeds of $85,899,000.

Mandatorily Redeemable Convertible Preferred Stock

As of December 31, 1998, the Company had authorized two classes of mandatorily redeemable convertible preferred stock: Series A and Series B. The Company issued 1,000,000 shares of Series A mandatorily redeemable convertible preferred stock on November 12, 1997 for $1.00 per share. In conjunction with this preferred stock sale, the Company issued warrants to purchase 1,000,000 shares of Series B mandatorily redeemable convertible preferred stock at $1.00 per share with an estimated fair value of $51 determined using the American Black-Scholes Model. On June 17, 1998, the Company issued 1,000,000 shares of Series B preferred stock at $1.00 per share for total proceeds of $1,000,000 resulting from the exercise of the Series B preferred stock warrants granted in 1997.

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

On September 22, 1999, the Company amended and restated its Articles of Incorporation to authorize 2,791,993 shares of Series E mandatorily redeemable convertible preferred stock. On September 23, 1999, the Company issued 2,791,993 shares of Series E mandatorily redeemable convertible preferred stock at an approximate price of $8.09 per share for total proceeds of approximately $22,600,000.

All series of mandatorily redeemable convertible preferred stock had the same redemption date and rights. The redemption price was equal to the original issuance price, plus all accrued but unpaid dividends. For the years ended December 31, 1999 and 1998, the preferred stock carrying value was accreted to increase the carrying value for cumulative dividends and a portion of direct issuance costs. All series of mandatorily redeemable convertible preferred stock had cumulative preferred dividends of $0.08 per share annually.

On November 19, 1999, concurrent with the Company's initial public offering, the Company converted all outstanding shares of Series A, B, C, D and E preferred stock into its common stock. At December 31, 1998 the conversion ratio was 1 to
1. During 1999, the conversion ratio was adjusted to 5 for 4, giving effect to the October 21, 1999 common stock split.

Stock Option Plans for Employees and Non-employees

During 1998, the Company adopted the 1998 Stock Option Plan (the 1998 Plan), under which incentive stock options and non-statutory stock options may be granted to employees, directors and consultants of the Company. The 1998 Plan is administered by a committee appointed by the Board of Directors. The options are not transferable and are subject to various restrictions outlined in the 1998 Plan. The committee determines the number of options granted to employees, directors, or consultants, the vesting period and the exercise price. The exercise price for stock options granted shall not be less than the fair value per share of common stock on the date of such grant for incentive stock options and not less than 85% of the fair value per share of common stock on the date of such grant for non-statutory stock options.

The Board of Directors had originally reserved 776,250 shares of common stock to grant options under the 1998 Plan. Options granted under the 1998 Plan vest over a four-year period and expire ten years after the grant date. In the January 29, 1999 and May 28, 1999 Amendments to the Articles of Incorporation, the number of common stock shares reserved under the 1998 Plan was increased to 1,420,070 and 2,045,070 shares, respectively. The reserved shares were further increased by 875,000 shares effective September 22, 1999 resulting in a total of 2,920,070 shares of common stock available and reserved for issuance under the 1998 Plan.

On May 4, 2000, the Company adopted the 2000 Stock Incentive Plan (the 2000
Plan), under which incentive stock options and non-statutory stock options may be granted to employees, directors and consultants of the Company. The 2000 Plan is administered by a committee appointed by the Board of Directors. The options are not transferable and are subject to various restrictions outlined in the 2000 Plan. The committee determines the number of options granted to employees, directors, or consultants, the vesting period and the exercise price. The exercise price for stock options granted shall not be less than the fair value per share of common stock on the date of such grant for incentive stock options and not less than 85% of the fair value per share of common stock on the date of such grant for non-statutory stock options. The 4,600,000 shares of common stock initially authorized for issuance under the 2000 Plan consist of 1) the number of shares available for issuance under the preceding 1998 Plan, including the shares subject to outstanding options, and 2) an additional increase of 1,700,000 shares. The number of shares of common stock available under the 2000 Plan shall automatically increase on the 1/st/ day of January each calendar year during the term of the 2000 Plan, beginning with calendar year 2001, by an amount equal to 4% of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year, but in no event shall such annual increase exceed 1,500,000 shares.

During July 2000, the Company adopted the Supplemental Stock Incentive Plan
(the Supplemental Plan), under which incentive stock options and non-statutory options may be granted to employees. The Supplemental Plan is administered by a committee appointed by the Board of Directors. The options are not transferable and are subject to various restrictions outlined in the Supplemental Plan. The committee determines the number of options granted to employees, the vesting period and the exercise price. The exercise price for stock options granted shall not be less than the fair value per share of common stock on the date of such grant for incentive stock options and not less than 85% of the fair value per share of common stock on the date of such grant for non-statutory stock options. At December 31, 2000 the Company had reserved 750,000 common shares for issuance under the Supplemental Plan.

Assumed stock plans

As a result of the Company's acquisition of WITI in March 2000, the Company assumed the outstanding options under the WITI Stock Option Plan (the WITI Plan) and recorded $2,488,000 as part of purchase price related thereto. The WITI Plan provides for grants of either incentive or non-statutory stock options to eligible employees and consultants. The term of each option was not to exceed a period of ten years from the grant date and each option generally vested over two to five years. At December 31, 2000, the Company had reserved 20,210 common shares for issuance under the WITI Plan. No additional grants will be made under the WITI Plan.

As a result of the Company's acquisition of smartRay in August 2000, the Company assumed the outstanding options under the smartRay Stock Option and Restricted Stock Purchase Plan (the smartRay Plan) and recorded $2,624,000 as an addition to deferred compensation and $4,236,000 as part of purchase price related thereto. The smartRay Plan provides for grants of either incentive or non-statutory stock options to eligible employees, directors and consultants. Stock purchase rights could also have been granted under the smartRay Plan. Incentive stock options could only have been granted to employees. The term of each option was not to exceed a period of five years from the grant date and each option generally vests over three years. Certain option agreements contained provisions for accelerated vesting based on performance or change in control of smartRay. At December 31, 2000, the Company had reserved 189,373 common shares for issuance under the smartRay Plan. No additional grants will be made under the smartRay Plan.

As a result of the Company's acquisition of eCoupons in December 2000, the Company assumed the outstanding options under the eCoupons Stock Option Plan (the eCoupons Plan) and recorded $622,000 as an addition to deferred compensation and $332,000 as part of the purchase price related thereto. The eCoupons Plan provides for grants of either incentive or non-statutory stock options to eligible employees and consultants. The term of each option was not to exceed a period of 10 years from the grant date and each option generally vested over 4 years. At December 31, 2000, the Company had reserved 110,241 common shares for issuance under the eCoupons Plan. No additional grants will be made under the eCoupons Plan.

Employee stock purchase plan

In May 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the
ESPP). The ESPP permits eligible employees to purchase common shares through payroll deductions of up to 10% of their compensation in any year. The price of common shares purchased under the ESPP will be 85% of the lower of the fair market value of the Company's commons shares on the first or last day of each offering period. A total of 250,000 shares are available for grant under the ESPP; 15,019 common shares were issued under the ESPP through December 31, 2000.

Option activity under the Company Plans, excluding employee stock purchase plans, was as follows:

                                       Outstanding         Weighted
                                        Number of           Average
                                         Options        Exercise Price
                                         -------        --------------
            December 31, 1997.......           --          $    --
            Grants..................      469,000             0.80
            Exercises...............           --               --
            Cancellations...........      (15,625)            0.80
                                       ----------          -------
            December 31, 1998.......      453,375             0.80
            Grants..................    2,971,684             7.15
            Exercises...............     (112,500)            0.80
            Cancellations...........     (624,382)            1.99
                                       ----------          -------
            December 31, 1999.......    2,688,177             7.55
            Grants..................    3,498,307            20.22
            Exercises...............     (600,136)            1.53
            Cancellations...........   (1,151,911)           16.02
                                       ----------          -------
            December 31, 2000.......    4,434,437          $ 16.05
                                       ==========          =======

As of December 31, 2000 and 1999, stock options were exercisable for 1,067,440 and 392,883 common shares, respectively.

The following table summarizes information about stock options outstanding at December 31, 2000:

                                             Options Outstanding                           Options Exercisable
                             ---------------------------------------------------------------------------------------
                             Weighted Average                        Weighted                            Weighted
       Range of                 Remaining            Number        Average Price       Number            Average
    Exercise Prices          Contractual Life      Outstanding      Per Option       Exercisable      Exercise Price
    ---------------          ----------------      -----------     -------------     -----------      --------------
    $ 0.54 - $ 3.86                8.6                907,248         $ 2.67           236,751            $ 2.56
    $ 4.83 - $10.40                9.0                612,599         $ 9.08           154,807            $ 9.13
    $14.00 - $18.75                9.5              1,608,721         $17.52           464,969            $16.31

    $21.38 - $26.00           9.3      1,131,669      $25.87     173,288    $25.80
    $30.38 - $35.50           9.2        174,200      $32.77      37,625    $34.63

Management estimated that the exercise price of stock options granted prior to December 31, 1998 have been either equal to or in excess of the estimated fair value of the underlying common stock and therefore no compensation expense was recognized. During 1999 and prior to the Initial Public Offering, the Company has estimated the fair value of the underlying common stock on the date of grant was, in some instances, in excess of the exercise price for the options granted during the year ended December 31, 1999. As a result, the Company recorded deferred compensation of $5,702,000 for the year ended December 31, 1999. This amount was recorded as a reduction to stockholders' equity (deficit) and is being amortized as a charge to operations over the vesting period of the stock options. During 2000, the Company recorded additional deferred compensation of $3,246,000 related to options assumed in business combinations and reduced deferred compensation by $1,689,000 for unvested, forfeited stock options. For the years ended December 31, 1999 and 2000, the Company recognized $625,000 and $1,730,000 of employee stock compensation expense related to these options.

Pro forma information regarding net loss per share is required by SFAS No. 123 for awards granted as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS No. 123. The fair value of the Company's stock-based awards to employees was estimated as of the date of grant using a Black-Scholes option-pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair value of the Company's stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

                                                 Options            ESPP
                                                 -------            ----
                                         2000     1999     1998     2000
                                         ----     ----     ----     ----
      Expected life (months)...........    36       30       30        6
      Expected volatility..............   200%     207%       0%     200%
      Risk-free interest rate..........  6.22%    5.72%    5.72%    5.97%

For pro forma purposes, the estimated fair value of the Company's stock-based awards to employees is amortized over the options' vesting period (for options) and the six-month purchase period (for stock purchases under the ESPP). The Company's pro forma net income and net income per share for 2000, 1999 and 1998 is as follows (in thousands except for net income per share):

                                                                           2000         1999        1998
                                                                           ----         ----        ----
                     Net loss:
                        As reported................................      $(109,508)   $(31,610)   $(1,947)
                        Pro forma..................................       (119,490)   $(32,214)   $(1,956)
                     Basic and diluted net loss per common share:
                        As reported................................      $   (4.59)   $  (6.26)   $ (0.64)
                        Pro forma..................................      $   (5.01)   $  (6.38)   $ (0.65)

8.   Income Taxes

The provision (benefit) for income taxes consists of the following (in thousands):

                                                   Year Ended December 31,
                                               --------------------------------
                                                   2000        1999        1998
                                               --------    --------    --------
  Current provision.......................     $     --    $     --    $     --
  Deferred benefit........................      (19,967)    (11,864)       (638)
                                               --------    --------    --------
                                                (19,967)    (11,864)       (638)
  Change in valuation allowance...........       19,967      11,864         638
                                               --------    --------    --------

  Total provision for income taxes.........   $     --     $     --   $    --
                                              ========     ========   =======

Deferred income taxes as of December 31, 2000 and 1999, reflect the impact of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and such amounts for income tax purposes. The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets (liabilities) are as follows:

                                                   December 31,
                                           -------------------------------------
                                                  2000                1999
                                           -----------------     ---------------
  NOL carryforwards                            $  31,644           $  10,657
  Allowances and reserves                            775                 188
  Depreciation and amortization                     (710)                  1
  Accrued expenses and other                         914               1,810
                                               ---------           ---------
  Total                                           32,623              12,656
  Less - valuation allowance                     (32,623)            (12,656)
                                           -------------         -----------
  Net deferred tax asset                       $      --           $      --
                                           =============         ===========

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management believes it is more likely than not that the Company will not have sufficient taxable income in the years over which the majority of temporary differences will reverse to realize the deferred tax assets. As a result, the Company has recorded a full valuation allowance in the accompanying financial statements as of December 31, 2000 and 1999.

The difference between the Federal income tax and the amount computed applying the statutory Federal income tax rate for the years ended December 31, 2000, 1999 and 1998, is summarized as follows:

                                                                                   Year Ended December 31,
                                                                           ---------------------------------------
                                                                     2000                1999              1998
                                                                  ----------          ----------        ----------
  Federal income tax (benefit) at statutory rates...........          (34.00)%             (34.00)%        (34.00)%
  State income tax (benefit) at statutory rates (net of
      Federal benefit)......................................           (3.96)%              (3.96)%         (3.96)%
  Increase in valuation allowance related to net deferred
      tax assets............................................           18.23%               37.53%          32.77%
  Goodwill and other non-deductible items...................           19.73%                0.43%           5.19%
                                                                     -------              -------         -------
  Effective income tax rate.................................              --%                  --%             --%
                                                                     =======              =======         =======

The Company's net operating loss carryforwards of approximately $83,300,000, $28,074,000 and $1,922,000 at December 31, 2000, 1999 and 1998, respectively, begin expiring in 2017. However, in accordance with the provisions of Internal Revenue Code Section 382, the use of a portion of the Company's total operating loss carryforwards may be limited.

9.   Leases

The Company has lease agreements for office space in Herndon, Virginia, with initial terms ranging from one to ten years. Annual lease payments of $3,714,000 escalate annually by approximately 3%. At December 31, 2000, the Company maintained two letters of credit totaling $7,700,000 in connection with two of the lease agreements. Both letters of credit are fully collateralized by cash, which is recorded as Restricted Cash in the accompanying consolidated financial statements. In November 2000, the Company sublet certain office space to an unrelated party under a four-year lease agreement. Rent expense was $511,000 (net of sublease income of $122,000), $178,000 and $38,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

In July 2000, the Company entered into a collocation agreement for the housing, security and maintenance of its production and data warehouse computer servers. The contract totals $2,870,000 and has a term of 12 months.

The Company financed certain purchases of server and other equipment totaling $2,629,000 under capital lease agreements. The agreements have 24-month terms and expire at various dates through July 2002. Upon expiration of each lease, the Company has the option to purchase the leased equipment for $1; as such, the agreements are accounted for as capital leases.

Future minimum lease payments and sublease income under non-cancelable operating and capital leases as of December 31, 2000 are as follows (in thousands):

                                                                                     Operating         Operating
                                                                                     ---------         ---------
                                                                    Capital            Lease           Sublease
                                                                    -------            -----           --------
                                                                    Leases          Commitments         Income
                                                                    ------          -----------         ------
          2001............................................        $ 1,557           $  7,664            $(1,241)
          2002............................................            242              4,853             (1,364)
          2003............................................             --              3,954             (1,405)
          2004............................................             --              3,990               (304)
          2005............................................             --              3,940                 --
          2006 and thereafter.............................             --             22,027                 --
                                                                  -------           --------            -------
          Total minimum lease payments....................          1,799           $ 46,428            $(4,314)
                                                                                    =======             =======
            Less: amount representing interest............           (232)
            Less: current portion.........................         (1,370)
                                                                  -------
          Long-term portion of capital lease obligation...        $   197
                                                                  =======

10.   Commitments

In August 2000, the Company entered into an agreement for future distribution services valued at $3,500,000 of which it paid $2,500,000. Subsequent to December 31, 2000, the contract was terminated and the Company is no longer obligated to pay the remaining $1,000,000 of the original contract amount.

In connection with its office lease, the Company entered into commitments to build out its office space. Of the total contract price of $5,408,000, the Company has paid approximately $3,200,000 as of December 31, 2000. The remaining amount is expected to be paid in the first quarter of 2001.

11.   Related Party Transactions

During 1999 and 1998, the Company incurred $84,000 and $84,000, respectively, in contractor expenses from a company in which a shareholder of the Company is also the President of the company that provided the services.

During 1999 and 1998, the Company incurred $203,000 and $18,000, respectively, in consulting expenses from a company in which a shareholder of the Company is also the President of the company that provided the services. During 1999, the Company paid $150,000 to terminate the consulting agreement.

The Company did not engage in any related party transactions in 2000.

12.   Basic and Diluted Loss per Common Share

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations.

  Basic and diluted net loss per common share (in thousands, except share and per share data):

                                                                              Year ended December 31,
                                                                  ------------------------------------------------------
                                                                      2000                  1999                1998
                                                                   ------------          ----------          ----------
          Net loss available to common stockholders.......          $  (109,508)         $  (32,765)         $   (2,104)
                                                                    ===========          ==========          ==========
          Weighted-average shares of common stock
           shares outstanding.............................           23,854,850           5,230,826           3,275,000
                                                                    ===========          ==========          ==========
          Basic and diluted net loss per common
           Share..........................................          $     (4.59)         $    (6.26)         $    (0.64)
                                                                    ===========          ==========          ==========

For the years ended December 31, 2000, 1999 and 1998, options to purchase 4,434,437, 2,688,177 and 453,375 shares of common stock at weighted average exercise prices of $16.05, $7.55 and $0.80 per share, respectively, are not included in the computation of diluted earnings per share as they are antidilutive. For the year ended December 31, 1998, 2,000,000 shares of preferred stock, which were convertible into 2,500,000 shares of common stock, were not included in the computation of diluted earnings per share as a result of their antidilutive effect.

13.  Acquisitions

On March 14, 2000, the Company acquired PleaseRSVP.com, Inc., an online invitation website, in a purchase business combination for a purchase price of approximately $3,538,000, consisting of $500,000 in cash, 40,000 shares of the Company's common stock valued at $3,008,000, and $30,000 in acquisition costs. The Company allocated the entire purchase price to goodwill, which was being amortized over three years. (See Note 3 for discussion of impairment).

On March 29, 2000, the Company acquired WITI Corporation, a web and wireless weather forecasting company, in a purchase business combination for approximately $29,403,000, consisting of $3,500,000 in cash, 345,796 shares of the Company's common stock valued at $23,004,000, the assumption of options that are exercisable to acquire 38,266 shares of the Company's common stock with a fair value of $2,488,000 (calculated using the Black-Scholes option pricing model), the assumption of $224,000 in liabilities and $187,000 in acquisition costs. Results of operations for WITI have been included with those of the Company for periods subsequent to the date of acquisition.

The total purchase price of $29,403,000, including acquisition costs of $187,000, was allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows (in thousands):


Tangible assets and liabilities..............................     $   298
Assembled workforce..........................................         260
Technology...................................................       3,190
Noncompete agreement.........................................       1,830
Patent.......................................................         710
Goodwill.....................................................      23,115
                                                                  -------
                                                                  $29,403
                                                                  =======

Tangible assets were depreciated on a straight-line basis over the estimated useful lives of the assets, generally three to five years. Assembled workforce was amortized on a straight-line basis over the term of the employment contracts, which is one year. All other intangibles, including goodwill, were being amortized on a straight-line basis over three years. (See Note 3 for discussion of impairment).

On August 31, 2000, the Company acquired smartRay Network, Inc., a web and wireless alerting company, in a purchase business combination for approximately $32,632,000, consisting of $2,318,000 in cash, 1,252,198 shares of the Company's common stock valued at $22,493,000, the assumption of options that are exercisable to acquire a total of 251,447 shares of the Company's common stock with a fair value of $6,860,000 (calculated using the Black-Scholes option pricing model), the assumption of $527,000 in liabilities and $434,000 in acquisition costs. Results of smartRay have been included with those of the Company for periods subsequent to the date of acquisition.

The total purchase price of $32,632,000, including acquisition costs of $434,000, was allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows (in thousands):

Tangible assets and liabilities                   $   675
Assembled workforce                                   770
Technology                                          4,000
Goodwill                                           24,563
Deferred compensation                               2,624
                                                  -------
                                                  $32,632
                                                  =======

Tangible assets were depreciated on a straight-line basis over the estimated useful lives of the assets, generally three to five years. Assembled workforce was amortized on a straight-line basis over one year. Technology and goodwill were amortized over three years. Deferred compensation was amortized on a straight-line basis over the remaining vesting period, which approximated 1.5 years. (See Note 3 for discussion of impairment).

On December 4, 2000, the Company acquired eCoupons, Inc., an electronic couponing service, in a purchase business combination for approximately $4,911,000, consisting of 612,529 shares of the Company's common stock valued at $2,641,000, the assumption of options that are exercisable to acquire 110,239 shares of the Company's common stock with a fair value of $459,000 (calculated using the Black-Scholes option pricing model), the assumption of restricted stock convertible to 114,748 shares of the Company's common stock valued at $495,000, the assumption of $916,000 in liabilities and $400,000 in acquisition costs. Results of eCoupons have been included with those of the Company for the period subsequent to the date of acquisition.

The total purchase price of $4,912,000, including acquisition costs of $401,000, was allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows (in thousands):

Assembled workforce                               $  311
Technology                                           540
Covenants not to compete                             912
Customer lists                                     2,209
Trademarks                                           317
Deferred compensation                                622
                                                  ------
                                                  $4,911
                                                  ======

Assembled workforce is being amortized on a straight-line basis over 12 to 18 months. Technology, covenants not to compete, customer lists and trademarks are amortized over three years. Deferred compensation is being amortized on a straight-line basis over the remaining vesting period, which approximates 1.5 years.

The following unaudited pro forma results of operations for the years ended December 31, 2000 and 1999 are presented as though smartRay, WITI, PleaseRSVP.com and eCoupons had been acquired at the beginning of 1999, after giving effect to purchase accounting adjustments relating to amortization of intangible assets (in thousands, except shares and per share amounts).

                                                                                   (Unaudited)
                                                                             Year Ended December 31,
                                                                                 2000            1999
                                                                                 ----            ----
              Revenue..................................................      $    54,926      $   15,084
                                                                             ===========      ==========
              Net loss.................................................      $  (120,465)     $  (34,386)
                                                                             ===========      ==========
              Basic and diluted net loss per share.....................      $     (4.61)     $    (4.60)
                                                                             ===========      ==========
              Weighted average common shares outstanding...............       26,105,373       7,481,349
                                                                             ===========      ==========

The pro forma results of operations are not necessarily indicative of the results that would have occurred had the smartRay, WITI, PleaseRSVP.com and eCoupons acquisitions been consummated on January 1, 1999, nor are they necessarily indicative of future operating results.

14.  Investments in Unconsolidated Entities

On March 15, 2000, the Company acquired a 12% interest in an Internet-related astrology business for $1,489,000 in cash. The Company accounted for this investment using the equity method since the Company could exercise significant influence over the operations of the investee as it had an option to purchase the remaining 88% of the investee on or before July 15, 2000. On June 29, 2000, the Company sold its investment to an unrelated third party in exchange for a note receivable in the amount of $1,450,000 included in prepaid expenses and other current assets on the accompanying balance sheet.

On March 24, 2000, the Company acquired a 9% interest in an Internet-related shopping comparison business for $2,270,000 in cash. The Company accounts for this investment using the cost method since it cannot exercise any influence over the operations of the investee. The cost of the investment is reduced by cash received from the investee related to advertising services provided by the Company. To date, the Company has received $1,647,000 in cash from the investee. The Company wrote off the remaining balance of $623,000 during the fourth quarter of 2000 (see Note 3).

On June 27, 2000, the Company acquired a 5% interest in an electronic messaging company for $2,000,000 in cash. The Company accounts for this investment using the cost method since it cannot exercise any influence over the operations of the investee. The Company recorded an impairment charge of $1,690,000 during the fourth quarter of 2000, reducing the investment to its estimated fair value of $310,000 (see Note 3).

15. Segment Information

Prior to the third quarter of 2000, the Company operated in one segment:
Internet and related services. Beginning in the third quarter of 2000, management began evaluating the Company by strategic business unit. The Company determined that it operates within three business units: business to consumer marketing, wireless marketing and business to business marketing. The reportable segments derive revenue either from the sale of advertising within emails to our members or the delivery of names to the Company's opt-in partners. The segment operating loss is revenue less direct and allocable expenses. Segment identifiable assets are those that are directly used in or identified to segment operations.

Financial information by segment for the year ended December 31, 2000 follows:

                                              Consumer        Outsourcing       Wireless      Corporate          Total
     Revenue...............................      $51,415          $    972      $  1,539        $     --       $  53,926
     Impairment of long-lived assets.......       (4,966)               --       (49,020)             --         (53,986)
     Operating profit (loss)...............        4,601           (14,081)      (57,471)        (48,311)       (115,262)
     Total assets..........................        6,429             2,571            --         105,536         114,536
     Depreciation and amortization.........        2,937               926         1,139          13,405          18,407

In a continued focus to reach profitability in the near term, the Company made the decision not to pursue and develop its wireless segment. This decision was based on changes in market conditions and a determination that the Company could generate positive cash flows from the wireless segment in the foreseeable future. Fourth quarter results for 2000 include an impairment charge of $53,986,000, of which $49,020,000 is related to the write-off of long-lived assets, including goodwill, related to the acquisition of wireless technologies which occurred in the first and third quarters of 2000.

16.   Subsequent Events

In the first quarter of 2001, the Company terminated 50 employees, or approximately 24% of its total workforce as of December 31, 2000, and recorded a one-time charge of approximately $1.1 million, which also included severance for Stephen R. Chapin, Jr. who stepped down as Chairman and CEO of the Company. The Company expects to pay all severance for all of these terminated employees during 2001.

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and Stockholders of LifeMinders, Inc.


Our audits of the consolidated financial statements referred to in our report dated March 27, 2001, appearing in this Annual Report on Form 10-K of LifeMinders, Inc. also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                                  /s/ PRICEWATERHOUSECOOPERS LLP
McLean, Virginia
March 27, 2001

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                (in thousands)



Allowances for Doubtful Accounts
                                            Accounts         Interest         Notes           Other
           Description                     Receivable       Receivable     Receivable      Receivable
           -----------                  --------------   --------------  --------------  ---------------
Balance at December 31, 1997            $           --   $           --  $           --  $            --
Additions charged to expenses                       --               --              --               --
Deductions                                          --               --              --               --
                                        --------------   --------------  --------------  ---------------
Balance at December 31, 1998                        --               --              --               --
Additions charged to expenses                      493               --              --               --
Deductions                                          --               --              --               --
                                        --------------   --------------  --------------  ---------------
Balance at December 31, 1999                       493               --              --               --
Additions charged to expenses                    3,453               19             250               94
Deductions                                      (2,268)              --              --               --
                                        --------------   --------------  --------------  ---------------
Balance at December 31, 2000            $        1,678   $           19  $          250  $            94
                                        ==============   ==============  ==============  ===============

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Herndon, Virginia on the 2nd day of April 2001.

                                  LIFEMINDERS, INC.


                                  By:          /s/ Jonathan B. Bulkeley
                                       ---------------------------------------
                                                   Jonathan B. Bulkeley
                                                Chairman of the Board and
                                                  Chief Executive Officer


                               POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Jonathan B. Bulkeley and Joseph S. Grabias and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


             Signature                               Title                        Date
- -----------------------------------   ------------------------------------  ----------------
/s/ Jonathan B. Bulkeley              Chairman of the Board and Chief
- --------------------------------      Executive Officer (Principal
Jonathan B. Bulkeley                  Executive Officer)                      April 2, 2001




/s/ Joseph S. Grabias                 Vice President and Chief Financial
- --------------------------------      Officer (Principal Financial and        April 2, 2001
Joseph S. Grabias                     Accounting Officer)



/s/ Allison Abraham
- -----------------------------------   Director                                April 2, 2001
Allison Abraham


/s/ B. Gene Riechers
- -----------------------------------   Director                                March 29, 2001
B. Gene Riechers

/s/ Douglas A. Lindgren                  Director
- -----------------------------------                                          March 29, 2001
Douglas A. Lindgren


/s/ Philip D. Black                      Director
- -----------------------------------                                          March 29, 2001
Philip D. Black


/s/ Sunil Paul                           Director
- -----------------------------------                                          March 29, 2001
Sunil Paul