Form 10-K/A
period 2000-12-31
LIFEMINDERS INC
filed 2001-04-30
CIK 1079270

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

                              Amendment No. 1

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

  For fiscal year ended December 31, 2000

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the transition period from        to

                     Commission File Number: 000-28133

                               ----------------

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

                    Common Stock, Par Value $0.01 Per Share

                               ----------------
   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicated by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (((S))229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on February 28, 2001, as reported on the Nasdaq National Market, was approximately $34,496,510 (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the Registrant's Common Stock).

   As of February 28, 2001, the Registrant had 25,959,316 outstanding shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

None

                     PORTIONS AMENDED/EXPLANATORY NOTE

The registrant previously anticipated incorporating by reference in Part III of this Form 10-K portions of the definitive proxy statement for the registrant's 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, which the registrant had anticipated filing within 120 days after the end of the fiscal year covered by this Report. However, pursuant to Instruction G(3) to the Report on Form 10-K, the registrant hereby amends and restates Part III of this Report in its entirety. Except (i) as set forth in Part III, (ii) the correction of an error contained in section (b) of Item 14 in the Form 10-K as originally filed, and
(iii) the incorporation of certain exhibits to this Form 10-K by reference to the Form 10-K as originally filed, no other changes are made to the registrant's Report on Form 10-K for the fiscal year ended December 31, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table and biographical information sets forth certain information regarding our directors and executive officers as of March 30, 2001. The biographical information regarding our executive officers required by this Item is contained under the heading "Executive Officers of the Registrant" in Item 1 of this Report.

      Name                            Age                        Principal Position
---------------------------         -------             ---------------------------------------------
Jonathan B. Bulkeley                   40                Chief Executive Officer and Chairman of the Board of Directors

Allison H. Abraham                     38                Director and President

Philip D. Black                        33                Director

Douglas A. Lindgren                    38                Director

Sunil Paul                             35                Director

Gene Riechers                          44                Director

Joseph S. Grabias                      51                Vice President and Chief Financial Officer

David N. Mahony                        40                Vice President and Chief Operating Officer

Munish Gandhi                          34                Chief Technology Officer

Thomas Stockmeyer                      41                Vice President of Sales

Jonathan B. Bulkeley was appointed our Chief Executive Officer and Chairman of the Board of Directors in January 2001, and has served as a director since August 1999. From January 1999 to January 2000, Mr. Bulkeley was the Chief Executive Officer of barnesandnoble.com. From July 1995 to January 1999, he served as Managing Director of America Online, Inc.'s joint venture with Bertelsmann Online to provide interactive online services in the United Kingdom. Prior to July 1995, Mr. Bulkeley was Vice President of Business Development at America Online in the United States, and prior to that, served as General Manager of Media at America Online. Before joining America Online in March 1993, Mr. Bulkeley worked at Time Inc. in a variety of roles, including Director of Marketing and Development for Money magazine and sales and marketing positions at Time and Discover magazines. Mr. Bulkeley is a director of Rocket Networks and Milliken & Co. Mr. Bulkeley holds an undergraduate degree from Yale University.

Allison H. Abraham was named as our President and a member of the Board of Directors in June 2000. From June 1998 to June 2000, Ms. Abraham served as Chief Operating Officer of iVillage. From August 1996 to June 1998, she was President and Chief Operating Officer of Shoppers Express, an online grocery service. She was Vice President of Marketing at Ameritech from January 1992 to August 1996 and a Marketing Director with American Express Travel Related Services from July 1988 to January 1992. Ms. Abraham holds a MBA degree with a concentration in Marketing from the Darden School at the University of Virginia
(1988) and a BA in Economics from Tufts University (1984).

Philip D. Black has served as a director of LifeMinders since May 1999. Since March 1999, Mr. Black has been a Managing Member of Calvert Capital L.L.C. and Calvert Capital II, L.L.C., which are both venture capital investment firms and the general partners of ABS Ventures LM L.L.C., ABS Ventures IV, L.P. and ABX Fund, L.P. From March 1995 to March 1999, Mr. Black was a General Partner of Weiss, Peck & Greer Venture Partners, a venture capital investment firm, and from 1988 to 1995, was a Senior Associate at Summit Partners, also a venture capital firm. Mr. Black currently serves on the boards of directors of Personify Incorporated and Zilliant.com. Mr. Black holds an undergraduate degree from Stanford University.

Douglas A. Lindgren has served as a director of LifeMinders since February 1999. Mr. Lindgren is a Managing Director of United States Trust Company of New York and is the Chief Investment Officer of Excelsior Private Equity Fund II, Inc. Prior to joining U.S. Trust in April 1995, Mr. Lindgren served in various capacities for Inco Venture Capital Management, Inc. from May 1988 through March 1995, including the positions of President and Managing Principal from January 1993 through March 1995. Before joining Inco Venture Capital Management, Inc., Mr. Lindgren was employed at Salomon Brothers Inc. and Smith Barney, Harris Upham & Co., Inc. He is an Adjunct Professor of Finance at Columbia University's Graduate School of Business, where he has been teaching courses on venture capital since 1993. Mr. Lindgren currently serves on the boards of directors of Zeus Wireless, Inc., Constellar Corporation, ReleaseNow.com, PowerSmart, Inc., On the Go Software, Inc. and MarketFirst Software, Inc. Mr. Lindgren holds an undergraduate degree and a Masters in Business Administration from Columbia University.

Sunil Paul was appointed to the Board in March 2000. In October 1997, Mr. Paul founded Brightmail, Inc., an email-enhancement



Internet company, and has served as its Chairman of the Board since that time. In January 1996, Mr. Paul founded FreeLoader, Inc., a Web-based push service provider company. Mr. Paul served as that company's Chief Executive Officer from January 1996 to June 1996, when it was acquired by Individual, Inc. From June 1996 to July 1997, he served as the President of Individual, Inc.'s FreeLoader division. From February 1994 to October 1995, Mr. Paul worked at America Online, Inc., serving as its first Internet Product Manager. From 1990 until January 1994, Mr. Paul was a policy analyst at the U.S. Congress' Office of Technology Assessment, where he specialized in information technology and telecommunications, including the then-emerging Internet. Mr. Paul is on the board of directors of Livemind, Inc., a company that he founded in March 1999. Mr. Paul holds an undergraduate degree in electrical engineering from Vanderbilt University.

Gene Riechers has served as a director of LifeMinders since November 1997. Mr. Riechers was a managing director of FBR Technology Venture Partners L.P., a venture capital investment firm which he joined in December 1996, until April 2001. Prior to joining FBR Technology Venture Partners L.P., Mr. Riechers served as the Chief Financial Officer of CyberCash, a leader in Internet payment systems, from December 1995 to December 1996. From September 1993 to December 1995, Mr. Riechers served as the Chief Financial Officer and Vice President of Development of Online Resources and Communications Corp., a provider of electronic home banking services. He currently serves on the boards of directors of webMethods, Inc., Equal Footing.com, Inc. and Varsitybooks.com, Inc. Mr. Riechers graduated from Pennsylvania State University and received his Masters in Business Administration from Loyola College.

Section 16(a) Beneficial Ownership Reporting Compliance

The rules promulgated under Section 16(a) of the Securities Exchange Act of 1934, as amended, require our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies. Based solely upon a review of Forms 3, 4 and 5 furnished to us during the fiscal year ended December 31, 2000, we believe that our executive officers, directors and 10% stockholders have timely filed all reports required by Section 16(a) to be filed during that period, except that Stephen R. Chapin, Jr. inadvertently failed to timely file Form 4s for two dispositions of our common stock, Mark Bryant failed to timely file Form 4s for one disposition of our common stock and two acquisitions of our common stock, John Chapin inadvertently failed to timely file a Form 4 for one disposition of our common stock, Dave Meade failed to timely file Form 4s for one disposition of our common stock and four acquisitions of our common stock, Sunil Paul inadvertently failed to timely file a Form 4 for one acquisition of our common stock and Gene Riechers inadvertently failed to timely file a Form 4 for one disposition of our common stock.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides certain summary information regarding the compensation earned by our Chief Executive Officer during the fiscal year ended December 31, 2000, and by each of our four other most highly compensated executive officers whose total annual compensation exceeded $100,000 (the "Named Executive Officers") during that fiscal year:

                                                                                          Long-Term
                                                                                      Compensation Awards
                                                                 -------------------------------------------------------------
                                                                                                Number of
                                                                   Annual Compensation(1)         Shares
                                                                 --------------------------     Underlying          Other
       Name and Principal Position                     Year       Salary ($)    Bonus ($)       Options (#)      Compensation
------------------------------------------             ----      -----------    -----------     -----------      -------------

Stephen R. Chapin, Jr.                                  2000     $194,412       $ 97,500           700,000               -
  President, Chief Executive Officer and Chairman       1999     $172,917       $ 97,500           301,428      $56,532 (2)
   of the Board (1)                                     1998     $131,250              -                 -               -

Mark F. Bryant                                          2000     $199,999       $218,100            30,000
  Senior Vice President, Business Development (3)       1999     $135,000       $216,000            50,000               -
                                                        1998     $125,000              -           125,000               -
Thomas Stockmeyer                                       2000     $199,999       $ 91,875            85,000
  Vice President, Sales

David N. Mahony                                         2000     $160,000       $ 96,000            17,500          16,254 (5)
  Chief Operating Officer                               1999       18,265 (4)                      187,500

John A. Chapin                                          2000     $150,000       $ 75,000            81,250
  Senior Vice President, Member Experience,             1999     $129,659       $ 75,000            50,000
   Secretary (4)



(1)  Mr. Chapin resigned as an officer and director of the Company in January
     2001.
(2)  This amount consists of payment of Mr. Chapin's relocation expenses.
(3)  Mr. Bryant resigned as an officer of the Company in March 2001.
(4)  Mr. Mahony joined the Company in November 1999.
(5)  This amount consists of Mr. Mahony's relocation expenses.
(6)  Mr. Chapin resigned as an officer of the Company in January 2001.


Option Grants in Fiscal Year 2000

The following table provides information concerning options to purchase our common stock that we granted to our Chief Executive Officer and the other Named Executive Officers during the fiscal year ended December 31, 2000. We did not grant any stock appreciation rights to these individuals during 2000.


                                                                                                   Potential
                                                            Individual Grants                   Realizable Value
                                               -----------------------------------------       at Assumed Annual
                               Number of        Percentage of                                   Rates of Stock
                               Securities       Total Options                                 Price Appreciation
                               Underlying         Granted to       Exercise                   for Option Term (2)
                             Options Granted    Employees in      Price Per   Expiration     ---------------------------
     Name                          (1)           Fiscal 2000        Share        Date            5%              10%
-------------------------    ---------------   ---------------   ----------    --------      --------          --------
Stephen R. Chapin, Jr.         700,000              20.00%          $18.75      08/07/10    $21,379,241.98    $34,042,869.79
Mark F. Bryant.                  5,000               *              $34.75      01/18/10    $   283,020.44    $   450,662.75
Mark F. Bryant.                 25,000               *              $26.00      05/15/10    $1,058,781.551    $ 1,685,932.60
Thomas Stockmeyer               60,000               1.71%          $35.50      01/01/10    $ 5,198,209.98    $ 8,277,280.63
Thomas Stockmeyer               12,500               *              $26.00      05/15/10    $   529,390.75    $   842,966.30
Thomas Stockmeyer               12,500               *              $17.25      08/15/10    $   351,230.40    $   559,275.72
David N. Mahony                 17,500               *              $17.25      08/15/10    $   491,836.59    $   783,167.57
John A. Chapin                  81,250                2.32%         $18.75      08/07/10    $ 2,481,519.16    $ 3,951,404.53


*  Less than 1% of the Total Options Granted to Employees in Fiscal Year 2000.

(1) All of the options listed were granted under our 2000 Stock Incentive Plan except the first stock option grant to Mr. Thomas Stockmeyer which was granted under our 1998 Stock Incentive Plan. See "Employment Contracts, Termination of Employment and Change-in-Control Arrangements".

(2) Potential Realizable Value assumes that the common stock appreciates at the indicated annual rate (compounded annually) from the grant date until the expiration of the option term and is calculated based on the rules promulgated by the SEC. Potential Realizable Value does not represent our estimate of future stock price performance. The potential realizable value at 5% and 10% appreciation is calculated by assuming that the estimated fair market value on the date of grant appreciates at the indicated rate for the entire term of the option and that the option is exercised at the exercise price and sold on the last day of its term at the appreciated price. These amounts represent assumed rates of appreciation in the value of our common stock from the fair market value on the date of grant. Actual gains, if any, on stock option exercises are dependent on the future performance of our common stock. The amounts reflected in the table may not be achieved.

Except as described in "Employment Contracts, Termination of Employment and Change-in-Control Arrangements", all option shares vest over a four year period with 25% vesting after 12 months of service and the remaining shares vesting proportionately on a monthly basis over the subsequent 36 months, except Mr. Stephen R. Chapin Jr.'s grant had 25% immediate vesting upon grant then it vested normally for the residual amount of option shares, and Mr. Mark Bryant's 5,000 option share grant and one of Mr. Thomas Stockmeyer's option share grants of 12,500 shares vested in full upon the grant date.



Aggregated Options Exercises and Fiscal Year-End Values

  The following table provides summary information regarding the value realized by our Chief Executive Officer and each other Named Executive Officer upon exercise of stock options during the fiscal year ended December 31, 2000 and the value of options held by our Chief Executive Officer and each other Named Executive Officer on December 31, 2000.



                        Number of Shares                         Number of Securities                Value of Unexercised
                           Acquired on                          Underlying Unexercised                  "In-the-Money"
                            Exercise                         Options at December 31, 2000      Options at December 31, 2000(1)
                           ----------                       ------------------------------   ---------------------------------
          Name                           Value Realized     Exercisable     Unexercisable    Exercisable        Unexercisable
------------------------   ----------    --------------     ------------    -------------    -----------        -------------
Stephen R. Chapin, Jr.      100,000       $  925,000.00       376,428         525,000        $      -           $      -
Mark F. Bryant               90,104       $3,358,151.49        29,084          60,417        $      -           $      -
Thomas Stockmeyer                --                  --        27,500          27,500        $      -           $      -
David N. Mahony                  --       $          --        50,781         154,219        $      -           $      -
John A. Chapin                   --       $          --        13,541         117,709        $      -           $      -

(1) Value for ``in-the-money'' options represents the positive spread between the exercise price of outstanding options and the fair market value of $3.50 per share on December 29, 2000.

Employment Contracts, Termination of Employment and Change-in-Control
Arrangements


In November 1999, the compensation committee of the Board of Directors approved a fiscal year 2000 bonus of 25% of Stephen Chapin's then-current base salary if the Company's revenues were to exceed $31 million in fiscal 2000, and another 25% of his then-current base salary if the company were to have acquired at least 12 million members by the end of 2000.

On February 2, 2001, we entered into a Separation Agreement and General Release with Stephen R. Chapin, Jr., in connection with his resignation as Chairman, Chief Executive Officer and a Board member of LifeMinders. Under the Separation Agreement and Release, Mr. Chapin surrendered options to purchase 901,428 shares of our common stock and agreed to be bound by the terms of the agreement, including, among other things, a mutual release of claims, a 12 month covenant-not-to-compete and a 12 month non-solicitation agreement. Under the Separation Agreement and Release we agreed to continue Mr. Chapin's base salary for 12 months from his resignation date, pay Mr. Chapin in one lump sum an amount equal to his base salary for six months and pay for continuation of his health benefits through COBRA for six months from his resignation date.

On February 2, 2001, we entered into a Separation Agreement and General Release with John A. Chapin in connection with his resignation as Senior Vice President and Secretary of LifeMinders. Under the Separation Agreement and Release, Mr. Chapin surrendered options to purchase 205,262 shares of our common stock and agreed to be bound by the terms of the agreement, including, among other things, a mutual release of claims, a six month covenant-not-to-compete and a six month non-solicitation agreement. Under the Separation Agreement and Release we agreed to continue Mr. Chapin's base salary for six months from his resignation date, pay Mr. Chapin in one lump sum an amount equal to his base salary for two months and pay for continuation of his health benefits through COBRA for six months from his resignation date.

On March 20, 2001, we entered into a Separation Agreement and General Release with Mark Bryant in connection with the termination of his employment with LifeMinders effective March 31, 2001. Under the Separation Agreement and Release, Mr. Bryant agreed to be bound by the terms of the agreement, including, among other things, a mutual release of claims, a six month covenant-not-to-compete and a six month non-solicitation agreement. Under the Separation Agreement and Release we agreed to pay Mr. Bryant in one lump sum an amount equal to his base salary for six months and pay for continuation of his health benefits through COBRA for six months from his resignation date. We also agreed to pay Mr. Bryant a commission in an amount equal to three percent of revenues booked by us for the period January 1, 2001 through March 31, 2001 that are directly attributable to Mr. Bryant's sales efforts during that period and that are received from certain named customers.

If we are acquired in a stockholder-approved transaction, whether by merger or asset sale (a "Corporate Transaction"), then (i) all of the outstanding options granted under our 1998 Stock Option Plan, including those held by our executive officers, will terminate, unless those options are assumed by the successor company and our repurchase rights with respect to unvested option shares are assigned to that company and (ii) all of the outstanding options granted under our 2000 Stock Incentive Plan, including those held by our executive officers, other than any options which are assumed by the successor company, shall become immediately exercisable for the lesser of (i) the number of shares which are unvested and unexercised or (ii) the number of shares equal to the shares that would have otherwise vested had the optionee provided services to us for an additional 12 months from the effective date of the Corporate Transaction. In addition, in the event that options under the 2000 Stock Incentive Plan are assumed and the optionee's employment is subsequently terminated not for cause within six months following the effective date of the Corporate Transaction, such optionee's outstanding options shall become immediately exercisable for the lesser of (i) the number of shares which are unvested and unexercised or (ii) the number of shares equal to the shares that would have otherwise vested had the optionee provided services to us for an additional 12 months from the effective date of the acquisition.

Mr. David Mahony has received four stock option grants. Two grants, for 17,500 shares made in August 2000 and for 48,076 made in January 2001, have the terms described above. Mr. Mahony received an option grant for 187,500 shares in November 1999. In addition to the terms described above, 50% of the shares covered by this grant will become immediately exercisable in the event of a change in control of LifeMinders. Mr. Mahony also received an option grant for 500,000 shares in March 2001. Under this grant, in the event that these options are assumed in a Corporate Transaction and Mr. Mahony's employment is subsequently terminated within 18 months following the effective date of the Corporate Transaction, all outstanding options under this grant will become immediately exercisable. Additionally, in the event of a change in control of LifeMinders caused by an acquisition of 50% of the total combined voting power of LifeMinders or a change in the composition of the Board of Directors of LifeMinders, (a) 50% of the shares covered by the grant (less any shares that vested as a result of Corporate Transaction occurring prior to or concurrently with the change in control) will become immediately exercisable and (b) in the event that Mr. Mahony's employment is subsequently terminated within 18 months following the effective date of the change in control, all outstanding options under this grant will become immediately exercisable.

Compensation of Directors

     Members of our board of directors do not receive cash compensation for attendance at board meetings or board committee meetings. However, our directors are reimbursed for all reasonable out-of-pocket expenses incurred in connection with their attendance at board and board committee meetings.

     Pursuant to our 2000 Stock Incentive Plan, each non-employee director is automatically granted a non-qualified stock option to purchase 5,000 shares of our common stock upon such director's initial election to the board of directors, and an additional option to purchase 1,000 shares of our common stock on the date of each annual stockholders meeting thereafter, provided that such person shall have served on the board for at least six months as of the annual meeting date. Such options are immediately exercisable with respect to all shares subject thereto, but are subject to repurchase by us, at the per share exercise price, if the director ceases to serve on the board prior to vesting in those shares. The shares subject to each initial 5,000-share grant vest, and our repurchase right lapses, in a series of four successive equal annual installments upon the optionee's completion of each year of service as a board member over the four-year period measured from the option grant date. The shares subject to each annual 1,000-share option grant vest in full upon the optionee's completion of the one-year period of service measured from the grant date.

     In addition, from time to time certain directors who are not our employees have received grants of options to purchase shares of our Common Stock. During 2000, the Company granted Sunil Paul an option to purchase 20,000 shares of Common Stock, at an exercise price of $26.00 per share. Those shares vest over a four year period with 25% of the shares vesting after 12 months of service and the remaining shares vesting proportionately on a monthly basis over the subsequent 36 months.

Compensation Committee Interlocks and Insider Participation

     The compensation committee of our board of directors currently consists of Messrs. Black and Riechers. No interlocking relationship exists between any member of the board or the board's compensation committee and any member of the board of directors or compensation committee of any other company, and no interlocking relationship has existed in the past.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information known to us regarding the beneficial ownership of our common stock as of March 31, 2001 by:

     . each person or group known by us to own beneficially more than 5% of our outstanding common stock;
     .  each Named Executive Officer;
     .  each director; and
     .  all directors and current executive officers as a group.



     We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. Unless otherwise indicated, the persons included in the table have sole voting and investment power with respect to all shares beneficially owned. Shares of common stock subject to options that are currently exercisable or are exercisable within 60 days of March 31, 2001 are treated as outstanding and beneficially owned with respect to the person holding these options for the purpose of computing the percentage ownership of that person. However, these shares are not treated as outstanding for purposes of computing the percentage ownership of any other person.


                                                                                            Shares
                                                                                         Beneficially
                                                                                            Owned
------------------------------------------------------------------------------------------------------------------------------
                        Name and Address of Beneficial Owner                                Number            Percentage
------------------------------------------------------------------------------------------------------------------------------
Munder Capital Management                                                                  1,608,300 (1)               6.19%
480 Pierce Street, Suite 300
P.O. Box 3043
Birmingham, MI 48012-3043
------------------------------------------------------------------------------------------------------------------------------
Douglas A. Lindgren                                                                           3,526,685               13.58%
Excelsior Private Equity Fund II, Inc.(2)
114 West 47th Street,
New York, New York 10036
------------------------------------------------------------------------------------------------------------------------------
Philip D. Black                                                                               2,589,035                9.97%
Entities affiliated with ABS Ventures (3)
1 South Street, Suite 2150,
Baltimore, Maryland 21202
------------------------------------------------------------------------------------------------------------------------------
Gene Riechers                                                                                 2,462,967                9.48%
Entities affiliated with FBR Technology Venture Partners, L.P. (4)
1001 19th Street North, 10th Floor,
Arlington, Virginia 22209
------------------------------------------------------------------------------------------------------------------------------
Stephen R. Chapin, Jr. (5)                                                                            0                 *
13530 Dulles Technology Dr., Suite 500
Herndon, VA 20171
------------------------------------------------------------------------------------------------------------------------------
Jonathan B. Bulkeley(6)                                                                         487,268                1.85%
13530 Dulles Technology Dr., Suite 500
Herndon, VA 20171
------------------------------------------------------------------------------------------------------------------------------
Mark F. Bryant (7)                                                                               99,964                 *
13530 Dulles Technology Dr., Suite 500
Herndon, VA 20171
------------------------------------------------------------------------------------------------------------------------------
Thomas Stockmeyer (8)                                                                            47,766                 *
13530 Dulles Technology Dr., Suite 500
Herndon, VA 20171
------------------------------------------------------------------------------------------------------------------------------
David N. Mahony (9)                                                                              88,672                 *
13530 Dulles Technology Dr., Suite 500
Herndon, VA 20171
------------------------------------------------------------------------------------------------------------------------------
John A. Chapin (10)                                                                                   0                 *
13530 Dulles Technology Dr., Suite 500
Herndon, VA 20171
------------------------------------------------------------------------------------------------------------------------------
Allison H. Abraham (11)                                                                         265,104                 *
13530 Dulles Technology Dr., Suite 500
Herndon, VA 20171
------------------------------------------------------------------------------------------------------------------------------
Sunil Paul (12)                                                                                  19,333                 *
13530 Dulles Technology Dr., Suite 500
Herndon, VA 20171
------------------------------------------------------------------------------------------------------------------------------
All directors and executive officers as a group                                               9,666,939               35.85%
------------------------------------------------------------------------------------------------------------------------------

  *  Less than 1% of the outstanding common stock.
(1) Based on a Form 13G filed on February 14, 2001 with the Securities and Exchange Commission.

(2) Represents shares held of record by Excelsior Private Equity Fund II, Inc. Mr. Lindgren, one of the Company's directors, is the Chief Investment Officer of Excelsior Private Equity Fund II, Inc. Mr. Lindgren disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in Excelsior Private Equity Fund II, Inc.

(3) Represents (a) 15,653 shares held by Philip D. Black directly, (b) 1,744,015 shares held of record by ABS Ventures LM L.L.C. (which shares were transferred from Pyramid Ventures, Inc., an affiliate of ABS Ventures LM L.L.C., in September 1999), the Managing Member of which is Calvert Capital II L.L.C., (c) 625,951 shares held of record by ABS Ventures IV, L.P., the general partner of which is Calvert Capital L.L.C., (d) 188,416 shares held of record by ABX Fund, L.P., the general partner of which is Calvert Capital II L.L.C., and (e) 15,000 shares held of record by Philip D. Black. Mr. Black, one of the Company's directors, is a Manager of Calvert Capital L.L.C. and Calvert Capital II L.L.C. Except for the 15,653 shares held directly by him, Mr. Black disclaims beneficial ownership of all these shares except to the extent of his pecuniary interest in the named entities.

(4) Represents (a) 1,995 shares held by Gene Riechers directly and (b) 2,460,972 shares held of record by FBR Technology Venture Partners, L.P., the general partner of which is FBR Venture Capital Managers, Inc. Mr. Riechers, one of the Company's Directors, is the Managing Director of FBR Technology Venture Partners, L.P. Mr. Riechers disclaims beneficial ownership of the shares held of record by FBR Technology Venture Partners, L.P., except to the extent of his pecuniary interest in FBR Technology Venture Partners, L.P.

(5) Mr. Chapin was the President and Chairman of the Board as of December 31, 2000 and resigned from both positions in January 2001. As of December 31, 2000, Mr. Chapin beneficially owned 1,776,764 shares of common stock as to which he had sole voting and dispositive power, including 376,428 shares issuable upon the exercise of stock options. In addition, as of such date 200,000 shares of common stock were held by The Chapin 2000 GRAT, a grantor retained annuity trust. Mr. Chapin may thus have been deemed to beneficially own such shares. Accordingly, as of December 31, 2000 Mr. Chapin may have been deemed to beneficially own an aggregate of 1,976,764 shares of common stock, representing 7.6% of the class. Subsequently, as of January 29, 2001, in connection with Mr. Chapin's separation from the company, Mr. Chapin surrendered his rights to all stock options previously granted, and as of February 6, 2001, Mr. Chapin and the trust sold all of the shares previously held by them.

(6) Represents (a) 102,136 shares owned directly, (b) 367,187 exercisable option shares and (c) 17,945 option shares exercisable within 60 days of March 31, 2001.

(7) Represents (a) 90,001 exercisable option shares and (b) 9,963 option shares exercisable within 60 days of March 31, 2001.

(8) Represents (a) 43,514 exercisable option shares and (b) 4,252 option shares exercisable within 60 days of March 31, 2001.

(9) Represents (a) 1,000 shares owned directly, (b) 77,189 exercisable option shares and (c) 10,483 option shares exercisable within 60 days of March 31, 2001.

(10) As of January 29, 2001, in connection with Mr. Chapin's separation from the company, Mr. Chapin surrendered his rights to all stock options previously granted, and as of January 31, 2001, Mr. Chapin sold all of the shares previously held by him.

(11) Represents (a) 150,000 exercisable option shares and (b) 115,104 option shares exercisable within 60 days of March 31, 2001.
(12) Represents (a) 13,500 shares owned directly, (b) 5,000 exercisable option shares and (c) 833 option shares exercisable within 60 days of March 31, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     For the year ended December 31, 2000, there was no transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeded or will exceed $60,000 and in which any of our directors, executive officers, holder of more than 5% of our common stock or any member of the immediate family of these persons had or will have a direct or indirect material interest, other than the employment agreements, compensation agreements and other arrangements described under the heading "Employment Contracts, Termination of Employment and Change-in-Control Arrangements" in Item 11 of this Report, which information is incorporated herein by this reference. For the year ended December 31, 2000, no executive officer, director or any relative of such persons has been indebted to us in an amount in excess of $60,000.


   Exhibit
     No.                                Description
   -------                              -----------
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

    10.17  smartRay Networks, Inc. Stock Option and Restricted Stock Purchase
           Plan.*******

    10.18  Form of Incentive Stock Option Agreement.*******

    10.19  Form of Stock Option Assumption Plan.*******

    10.20  Lease Agreement, dated May 18, 2000, by and between the Company and
           DTC Associates, LLC.********

    10.21  Employment Agreement between the Company and Allison Abraham dated
           June 23, 2000.*********

    10.22  Separation Agreement and General Release between the Company and
           Stephen R. Chapin, Jr. dated February 2, 2001.*********

    10.23  Separation Agreement and General Release between the Company and
           John A. Chapin dated February 2, 2001.*********

    10.24 Employment Agreement between the Company and Jonathan B. Bulkeley dated March 16, 2001.*********

    10.25  Separation Agreement and General Release between the Company and
           Mark Bryant dated March 20, 2001.*********

    10.26 Sublease, dated December 13, 2000, by and between the Company and Cisco Systems, Inc.*********

    10.27 Sublease, dated October 31, 2000, by and between the Company and NETEX, Inc.*********

    10.28 Credit Agreement, entered into on May 22, 2000, by and between the Company and First Union National Bank.*********

   23.1    Consent of PricewaterhouseCoopers LLP, independent accountants

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

********* Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as filed with the SEC on April 2, 2001.

   You may obtain a copy of any of the exhibits to this Annual Report on Form 10-K at no cost by writing to LifeMinders, Inc., attention Corporate Secretary, 13530 Dulles Technology Drive, Herndon, VA, 20170. You can also access these documents via the Internet through the SEC's EDGAR database, available at the SEC's web site at www.sec.gov.

   (b) Reports filed on Form 8-K:

   On November 14, 2000, we filed a Current Report on Form 8-K/A, amending a previously filed Current Report to include certain financial statements required in connection with our acquisition of SmartRay Network, Inc.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               LIFEMINDERS, INC.


Date:  April 30, 2001                          By: /s/ Jonathan B. Bulkeley
                                                  --------------------------
                                                  Chief Executive Officer and
                                                  Chairman of the Board of
                                                  Directors