Form 10-K/A
period 2000-12-31
LIFEMINDERS INC
filed 2001-05-02
CIK 1079270

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

                              Amendment No. 2

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

   As of February 28, 2001, the Registrant had 25,959,316 outstanding shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

None

                     PORTIONS AMENDED/EXPLANATORY NOTE

The registrant previously anticipated incorporating by reference in Part III of this Form 10-K portions of the definitive proxy statement for the registrant's 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, which the registrant had anticipated filing within 120 days after the end of the fiscal year covered by this Report. In the alternative, pursuant to Instruction G(3) to the Report on Form 10-K, the registrant filed Amendment No. 1 on April 30, 2001 to amend and restate Part III of this Report in its entirety. This Amendment No. 2 corrects certain errors in Amendment No. 1. and amends and restates the Form 10-K in its entirety.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

         Category                          Description
         --------                          -----------
LifeMinders Auto........ Maintenance notification, recall notices, driving tips and safety information specific to
                         the make, model, year and mileage of members'
                         vehicles.

LifeMinders Cash-N-      Sweepstakes offers, bargain products and free
 Prizes................. items targeted to members' interests.

LifeMinders Computers &  Product reviews and additional information based
 Tech................... on members' specific computers and areas of interest.

LifeMinders Family...... Insights on family relationships, pregnancy and parenting including month-by-month or year-by-
                         year development of children, from prenatal to
                         teen.

LifeMinders Food........ Menu planning tips, dining out advice and recipes for the novice chef or grand gourmet.

LifeMinders Health &     Exercise and diet tips for all fitness levels to
 Fitness................ help members get in shape or lose weight.

LifeMinders Holidays.... Reminders and tips for holidays throughout the year.

LifeMinders Home........ Advice tailored to type of dwelling, interests and region about members' homes, yards and
                         gardens including fix-it projects, decorating
                         ideas and gardening tips.

LifeMinders Member       Special offers to LifeMinders members.
 Rewards................

LifeMinders Member       Notifications about new products, feature
 Update................. upgrades and service improvements.

LifeMinders for Men..... Online men's club, including tips and deals for men.

LifeMinders Mind &       Horoscopes, quizzes and stories that relate to
 Spirit................. members' beliefs about spirituality.

LifeMinders Personal     Reminders for personal events, including
 Events................. birthdays and anniversaries.

LifeMinders Pet......... Health and training information for members'
                         pets by type, breed, gender and age.

LifeMinders Shopping.... Coupons, deals and shopping tips customized to match members' profiles including special
                         buyers' guides and shopping secrets for members
                         only.

LifeMinders Small        Expert ideas, productivity tools and news alerts
 Business............... for all business levels and interests for successful small business owners and aspiring
                         entrepreneurs.

LifeMinders Today....... Local weather, coupons and events, timely news headlines, games, horoscopes, daily inspirations
                         and jokes.

LifeMinders Travel...... Getaways targeted to members' home regions and deals for their favorite destinations. Also,
                         tips by travel style, such as business, student,
                         family and retiree.

LifeMinders for Women... Fashion, beauty, health ideas and trends for women of all ages.

LifeMinders Work &       Advice about personal finances, career choices,
 Money.................. job opportunities, managing money and other work and finance-related topics.

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

  .Scalable;

  .Secure; and

  .Reliable.

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

Executive Officers of the Registrant

   The following individuals were our executive officers as of March 30, 2001:

   Name                     Age                            Position
   ----                     ---                            --------
   Jonathan B. Bulkeley....  40 Chief Executive Officer and Chairman of the Board of Directors
   Allison H. Abraham......  38 President
   Joseph S. Grabias.......  51 Vice President and Chief Financial Officer
   David N. Mahony.........  40 Vice President and Chief Operating Officer
   Munish Gandhi...........  34 Chief Technology Officer
   Thomas Stockmeyer.......  41 Vice President of Sales

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

                                                         2000          1999
                                                     ------------- -------------
                                                      High   Low    High   Low
                                                     ------ ------ ------ ------
   First quarter.................................... $94.81 $26.13    --     --
   Second quarter................................... $70.00 $22.63    --     --
   Third quarter.................................... $33.25 $16.25    --     --
   Fourth Quarter................................... $23.00 $ 2.50 $62.50 $15.00

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

                                                                     Period from
                                                                    August 9, 1996
                               Year Ended December 31,          (Date of Inception) to
                          ------------------------------------       December 31,
                            2000       1999     1998     1997            1996
                          ---------  --------  -------  ------  ----------------------
                                   (In thousands, except per share data)
Consolidated Statement
 of Operations Data:
Revenue:
 Advertising............  $  45,814  $  9,446  $    57  $   67          $  --
 Opt-in.................      6,573     4,573      --      --              --
 Consulting (1).........      1,539       --       --      --              --
                          ---------  --------  -------  ------          ------
   Total revenue........     53,926    14,019       57      67             --
Cost of revenue:
 Cost of revenue
  (including stock-based
  compensation of $58,
  $--, $--, $-- and $--,
  respectively) (1).....      6,873       966       60      37             --
 Impairment of long-
  lived assets (2)......      5,969       --       --      --              --
                          ---------  --------  -------  ------          ------
   Total cost of
    revenue.............     12,842       966       60      37             --
                          ---------  --------  -------  ------          ------
Gross margin (loss).....     41,084    13,053       (3)     30             --
                          ---------  --------  -------  ------          ------
Operating expenses:
 Sales and marketing
  (including stock-based
  compensation of $586,
  $232, $--, $-- and $--
  , respectively).......     70,897    38,648      869     147              16
 Research and
  development (including
  stock-based
  compensation of $668,
  $139, $--, $-- and $--
  , respectively).......      7,758     1,963      374     241              10
 General and
  administrative
  (including stock-based
  compensation of $418,
  $254, $--, $-- and $--
  , respectively).......     17,274     4,396      718     127               9
 Amortization of
  goodwill (1)..........      9,571       --       --      --              --
 Depreciation and
  amortization (1)......      2,829       185        8     --              --
 Impairment of long-
  lived assets (2)......     48,017       --       --      --              --
                          ---------  --------  -------  ------          ------
   Total operating
    expenses............    156,346    45,192    1,969     515              35
                          ---------  --------  -------  ------          ------
Loss from operations....   (115,262)  (32,139)  (1,972)   (485)            (35)
Interest income, net....      5,779       529       25       6             --
Loss from unconsolidated
 entities...............        (25)      --       --      --              --
                          ---------  --------  -------  ------          ------
Net loss................   (109,508)  (31,610)  (1,947)   (479)            (35)
Accretion on mandatorily
 redeemable convertible
 preferred stock........        --     (1,155)    (157)    --              --
                          ---------  --------  -------  ------          ------
Net loss available to
 common stockholders....  $(109,508) $(32,765) $(2,104) $ (479)         $  (35)
                          =========  ========  =======  ======          ======
Basic and diluted net
 loss per common share..  $   (4.59) $  (6.26) $ (0.64) $(0.19)         $(0.04)
                          =========  ========  =======  ======          ======
Weighted average common
 shares outstanding
 (basic and diluted)....     23,855     5,231    3,275   2,530             798
                          =========  ========  =======  ======          ======

                                                December 31,
                          ------------------------------------------------------------
                            2000       1999     1998     1997            1996
                          ---------  --------  -------  ------  ----------------------
                                               (In Thousands)
Balance Sheet Data:
Cash and cash
 equivalents............  $  42,771  $ 55,524  $   232  $  793          $  --
Working capital
 (deficit)..............     67,469    60,628     (245)    744             (25)
Total assets............    114,536    76,857      278     797             --
Long-term obligations...        712     1,020      --      --              --
Mandatorily redeemable
 convertible preferred
 stock..................        --        --     2,023     866             --
Stockholders' equity
 (deficit)..............  $ 103,169  $ 65,677  $(2,222) $ (118)         $  (25)

--------
(1) We acquired four businesses in 2000. The acquisitions were accounted for using the purchase method of accounting, which resulted in the recording of $51,216,000 of goodwill and $15,050,000 of other intangible assets. In addition to the amortization of goodwill, cost of revenue and depreciation and amortization expense include $813,000 and $1,640,000, respectively, of amortization expense related to other intangible assets. Revenue generated from the acquired businesses during 2000 was $1,539,000. See Note 13 to Consolidated Financial Statements.
(2) In December 2000, we recorded an impairment charge of $53,986,000, in connection with our decision not to pursue the development and expansion of our wireless segment and write-down of other long-lived impaired assets. See Note 3 to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


   The following discussion should be read in conjunction with the consolidated financial statements and related notes, which appear in Item 14 of this Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and in the section entitled "Risk Factors" of this Form 10-K.

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

   The major components of the impairment charge related to the wireless segment are as follows (in thousands):

   Fixed assets......................................................... $   617
   Technology...........................................................   5,969
   Assembled workforce..................................................     578
   Other identifiable intangible assets.................................   1,895
   Goodwill.............................................................  39,961
                                                                         -------
     Total impairment charge related to wireless segment................ $49,020
                                                                         =======

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

   Financial information by segment for the year ended December 31, 2000 follows (in thousands):

                          Consumer  Outsourcing Wireless  Corporate    Total
                          --------  ----------- --------  ---------  ---------
Revenue.................  $51,415    $    972   $  1,539  $    --    $  53,926
Impairment of long-lived
 assets.................   (4,966)        --     (49,020)      --      (53,986)
Operating profit
 (loss).................    4,601     (14,081)   (57,471)  (48,311)   (115,262)
Total assets............    6,429       2,571        --    105,536     114,536
Depreciation and
 amortization...........    2,937         926      1,139    13,405      18,407

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

                          March 31, June 30,  Sept. 30, Dec. 31,  March 31,  June 30,  Sept. 30, Dec. 31,
                            1999      1999      1999      1999      2000       2000      2000      2000
                          --------- --------  --------- --------  ---------  --------  --------- --------
                                                        (In Thousands)
Revenue:
 Advertising............   $    10  $   886    $ 3,169  $  5,381  $  7,826   $ 12,236   $14,680  $ 11,072
 Opt-in.................        13      533      1,368     2,659     3,178      1,915     1,340       140
 Consulting.............       --       --         --        --        --         520       657       362
                           -------  -------    -------  --------  --------   --------   -------  --------
   Total revenue........        23    1,419      4,537     8,040    11,004     14,671    16,677    11,574
Cost of revenue:
 Cost of revenue........        99      147        226       494       800      1,495     1,730     2,848
 Impairment of long-
  lived assets..........       --       --         --        --        --         --        --      5,969
                           -------  -------    -------  --------  --------   --------   -------  --------
   Total cost of
    revenue.............        99      147        226       494       800      1,495     1,730     8,817
                           -------  -------    -------  --------  --------   --------   -------  --------
Gross margin (loss).....       (76)   1,272      4,311     7,546    10,204     13,176    14,947     2,757
Operating expenses:
 Sales and marketing....     1,081    5,170     10,275    22,122    24,715     19,686    14,745    11,751
 Research and
  development...........       230      322        525       886     1,415      1,862     2,170     2,311
 General and
  administrative........       256      806      1,354     1,980     2,807      4,109     3,456     6,902
 Amortization of
  goodwill..............       --       --         --        --        --       2,309     2,942     4,320
 Depreciation and
  amortization..........         5        2         58       120       188        562       896     1,183
 Impairment of long-
  lived assets..........       --       --         --        --        --         --        --     48,017
                           -------  -------    -------  --------  --------   --------   -------  --------
   Total operating
    expenses............     1,572    6,300     12,212    25,108    29,125     28,528    24,209    74,484
                           -------  -------    -------  --------  --------   --------   -------  --------
Loss from operations....    (1,648)  (5,028)    (7,901)  (17,562)  (18,921)   (15,352)   (9,262)  (71,727)
Interest income, net....        23       45         56       405     1,373      1,606     1,566     1,234
Loss from investment in
 unconsolidated
 entities...............       --       --         --        --        (25)       --        --        --
                           -------  -------    -------  --------  --------   --------   -------  --------
Net loss................    (1,625)  (4,983)    (7,845)  (17,157)  (17,573)   (13,746)   (7,696)  (70,493)
Accretion on mandatorily
 redeemable convertible
 preferred stock........      (100)    (132)      (433)     (490)      --         --        --        --
                           -------  -------    -------  --------  --------   --------   -------  --------
Net loss available to
 common stockholders....   $(1,725) $(5,115)   $(8,278) $(17,647) $(17,573)  $(13,746)  $(7,696) $(70,493)
                           =======  =======    =======  ========  ========   ========   =======  ========
Basic and diluted net
 loss per average number
 of shares outstanding..   $ (0.53) $ (1.56)   $ (2.48) $  (1.60) $  (0.80)  $  (0.58)  $ (0.32) $  (2.77)
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

Recent Accounting Pronouncements

   In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, which delays the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective for the Company's fiscal year 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. In June 2000, FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--An Amendment of FAS 133," further amending SFAS No. 133. The Company has not entered into derivative contracts and does not have plans to enter into such contracts, accordingly the adoption of SFAS Nos. 133, 137 and 138 will not have a material effect on our consolidated financial statements.

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

   A significant portion of our revenue is derived from the delivery of advertisements which are designed to contain the features and measuring capabilities requested by advertisers. If advertisers determine that those ads are ineffective or unattractive as an advertising medium or if we are unable to deliver the features or measuring capabilities requested by advertisers, the long-term growth of our online advertising business could be limited and our revenue levels could decline. There are also "filter' software programs that limit or prevent advertising from being delivered to a user's computer. The commercial viability of Internet advertising, and our business, results of operations and financial condition, would be materially and adversely affected by Web users' widespread adoption of this software.

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

  . Legislation has been proposed to prohibit the sending of "unsolicited commercial email' or "spam.' With respect to our own permission-based email service, we believe we should not, as a matter of policy, be affected by this kind of legislation. However, it is possible that some of the customer's for whom we deliver emails on their behalf may be affected by this kind of legislation and we may be prohibited from continuing their service. And depending on the final form and substance of any legislation passed, we may be required to change our current practices or suffer an increase in the possibility of legal liability for our practices.

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

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table and biographical information sets forth certain information regarding our directors and executive officers as of March 31, 2001. The biographical information regarding our executive officers required by this Item is contained under the heading "Executive Officers of the Registrant" in Item 1 of this Report.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The rules promulgated under Section 16(a) of the Securities Exchange Act of 1934, as amended, require our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies. Based solely upon a review of Forms 3, 4 and 5 furnished to us during the fiscal year ended December 31, 2000, we believe that our executive officers, directors and 10% stockholders have timely filed all reports required by Section 16(a) to be filed during that period, except that Stephen R. Chapin, Jr. inadvertently failed to timely file Form 4s for two dispositions of our common stock, Mark Bryant inadvertently failed to timely file Form 4s for one disposition of our common stock and two acquisitions of our common stock, John Chapin inadvertently failed to timely file a Form 4 for one disposition of our common stock, Dave Meade inadvertently failed to timely file Form 4s for one disposition of our common stock and four acquisitions of our common stock, Sunil Paul inadvertently failed to timely file a Form 4 for one acquisition of our common stock and Gene Riechers inadvertently failed to timely file a Form 4 for one disposition of our common stock.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides certain summary information regarding the compensation earned by our Chief Executive Officer during the fiscal year ended December 31, 2000, and by each of our four other most highly compensated executive officers whose total annual compensation exceeded $100,000 (the "Named Executive Officers") during that fiscal year:

                                                                                          Long-Term
                                                                                      Compensation Awards
                                                                 -------------------------------------------------------------
                                                                                                Number of
                                                                   Annual Compensation(1)         Shares
                                                                 --------------------------     Underlying          Other
       Name and Principal Position                     Year       Salary ($)    Bonus ($)       Options (#)      Compensation
------------------------------------------             ----      -----------    -----------     -----------      -------------

Stephen R. Chapin, Jr.                                  2000     $194,412       $ 97,500           700,000               -
  President, Chief Executive Officer and Chairman       1999     $172,917       $ 97,500           301,428      $56,532 (2)
   of the Board (1)                                     1998     $131,250              -                 -               -

Mark F. Bryant                                          2000     $199,999       $218,100            30,000
  Senior Vice President, Business Development (3)       1999     $135,000       $216,000            50,000               -
                                                        1998     $125,000              -           125,000               -

Thomas Stockmeyer                                       2000     $199,999       $ 91,875            85,000
  Vice President, Sales

David N. Mahony                                         2000     $160,000       $ 96,000            17,500      $   16,254 (5)
  Chief Operating Officer                               1999     $ 18,265 (4)                      187,500

John A. Chapin                                          2000     $150,000       $ 75,000            81,250
  Senior Vice President, Member Experience,             1999     $129,659       $ 75,000            50,000
   Secretary (6)



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

                                                                                                   Potential
                                                            Individual Grants                   Realizable Value
                                               -----------------------------------------       at Assumed Annual
                               Number of        Percentage of                                   Rates of Stock
                               Securities       Total Options                                 Price Appreciation
                               Underlying         Granted to       Exercise                   for Option Term (2)
                             Options Granted    Employees in      Price Per   Expiration     ---------------------------
     Name                          (1)           Fiscal 2000        Share        Date            5%              10%
-------------------------    ---------------   ---------------   ----------    --------      --------          --------
Stephen R. Chapin, Jr.         700,000              20.00%          $18.75      08/07/10    $ 8,254,241.98    $20,917,869.79
Mark F. Bryant.                  5,000               *              $34.75      01/18/10    $   109,270.44    $   276,912.75
Mark F. Bryant.                 25,000               *              $26.00      05/15/10    $   408,781.51    $ 1,035,932.60
Thomas Stockmeyer               60,000               1.71%          $35.50      01/01/10    $ 3,068,209.98    $ 6,147,280.63
Thomas Stockmeyer               12,500               *              $26.00      05/15/10    $   204,390.75    $   517,966.30
Thomas Stockmeyer               12,500               *              $17.25      08/15/10    $   135,605.40    $   343,650.72
David N. Mahony                 17,500               *              $17.25      08/15/10    $   189,961.59    $   481,292.57
John A. Chapin                  81,250               2.32%          $18.75      08/07/10    $   958,081.66    $ 2,427,967.03


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



                        Number of Shares                         Number of Securities                Value of Unexercised
                           Acquired on                          Underlying Unexercised                  "In-the-Money"
                            Exercise                         Options at December 31, 2000      Options at December 31, 2000(1)
                           ----------                       ------------------------------   ---------------------------------
          Name                           Value Realized     Exercisable     Unexercisable    Exercisable        Unexercisable
------------------------   ----------    --------------     ------------    -------------    -----------        -------------
Stephen R. Chapin, Jr.      100,000       $  925,000.00       376,428         525,000        $      -           $      -
Mark F. Bryant               90,104       $3,358,151.49        28,958          60,938        $ 42,687           $121,747
Thomas Stockmeyer                --                  --        27,500          62,250        $      -           $      -
David N. Mahony                  --       $          --        50,781         154,219        $      -           $      -
John A. Chapin                   --       $          --        13,541         117,709        $      -           $      -

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

     Pursuant to our 2000 Stock Incentive Plan, each non-employee director may be automatically granted a non-qualified stock option to purchase 5,000 shares of our common stock upon such director's initial election to the board of directors, and an additional option to purchase 1,000 shares of our common stock on the date of each annual stockholders meeting thereafter, provided that such person shall have served on the board for at least six months as of the annual meeting date. Such options are immediately exercisable with respect to all shares subject thereto, but are subject to repurchase by us, at the per share exercise price, if the director ceases to serve on the board prior to vesting in those shares. The shares subject to each initial 5,000-share grant vest, and our repurchase right lapses, in a series of four successive equal annual installments upon the optionee's completion of each year of service as a board member over the four-year period measured from the option grant date. The shares subject to each annual 1,000-share option grant vest in full upon the optionee's completion of the one-year period of service measured from the grant date.

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


                                                                                            Shares
                                                                                         Beneficially
                                                                                            Owned
------------------------------------------------------------------------------------------------------------------------------
                        Name and Address of Beneficial Owner                                Number            Percentage
------------------------------------------------------------------------------------------------------------------------------
Munder Capital Management                                                                  1,608,300 (1)               6.19%
480 Pierce Street, Suite 300
P.O. Box 3043
Birmingham, MI 48012-3043
------------------------------------------------------------------------------------------------------------------------------
Douglas A. Lindgren                                                                           3,526,685               13.58%
Excelsior Private Equity Fund II, Inc.(2)
114 West 47th Street,
New York, New York 10036
------------------------------------------------------------------------------------------------------------------------------
Philip D. Black                                                                               2,574,035                9.91%
Entities affiliated with ABS Ventures (3)
1 South Street, Suite 2150,
Baltimore, Maryland 21202
------------------------------------------------------------------------------------------------------------------------------
Gene Riechers                                                                                 2,462,967                9.48%
Entities affiliated with FBR Technology Venture Partners, L.P. (4)
1001 19th Street North, 10th Floor,
Arlington, Virginia 22209
------------------------------------------------------------------------------------------------------------------------------
Stephen R. Chapin, Jr. (5)                                                                            0                 *
13530 Dulles Technology Dr., Suite 500
Herndon, VA 20171
------------------------------------------------------------------------------------------------------------------------------
Jonathan B. Bulkeley(6)                                                                         487,268                1.85%
13530 Dulles Technology Dr., Suite 500
Herndon, VA 20171
------------------------------------------------------------------------------------------------------------------------------
Mark F. Bryant (7)                                                                               99,964                 *
13530 Dulles Technology Dr., Suite 500
Herndon, VA 20171
------------------------------------------------------------------------------------------------------------------------------
Thomas Stockmeyer (8)                                                                            47,766                 *
13530 Dulles Technology Dr., Suite 500
Herndon, VA 20171
------------------------------------------------------------------------------------------------------------------------------
David N. Mahony (9)                                                                              88,672                 *
13530 Dulles Technology Dr., Suite 500
Herndon, VA 20171
------------------------------------------------------------------------------------------------------------------------------
John A. Chapin (10)                                                                                   0                 *
13530 Dulles Technology Dr., Suite 500
Herndon, VA 20171
------------------------------------------------------------------------------------------------------------------------------
Allison H. Abraham (11)                                                                         265,104                 *
13530 Dulles Technology Dr., Suite 500
Herndon, VA 20171
------------------------------------------------------------------------------------------------------------------------------
Sunil Paul (12)                                                                                  19,333                 *
13530 Dulles Technology Dr., Suite 500
Herndon, VA 20171
------------------------------------------------------------------------------------------------------------------------------
All directors and executive officers as a group                                               9,666,939               35.85%
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

(3) Represents (a) 15,653 shares held by Philip D. Black directly, (b) 1,744,015 shares held of record by ABS Ventures LM L.L.C. (which shares were transferred from Pyramid Ventures, Inc., an affiliate of ABS Ventures LM L.L.C., in September 1999), the Managing Member of which is Calvert Capital II L.L.C., (c) 625,951 shares held of record by ABS Ventures IV, L.P., the general partner of which is Calvert Capital L.L.C. and (d) 188,416 shares held of record by ABX Fund, L.P., the general partner of which is Calvert Capital II L.L.C. Mr. Black, one of the Company's directors, is a Manager of Calvert Capital L.L.C. and Calvert Capital II L.L.C. Except for the 15,653 shares held directly by him, Mr. Black disclaims beneficial ownership of all these shares except to the extent of his pecuniary interest in the named entities.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

   (a) The following documents are filed as part of this Form 10-K:

   1. Financial Statements. The following consolidated financial statements of LifeMinders, Inc. are filed as a part of this Form 10-K on the pages indicated:

                                                                           Page
                                                                           ----
   Report of Independent Accountants.....................................  F-2
   Consolidated Balance Sheets as of December 31, 2000 and 1999..........  F-3
   Consolidated Statements of Operations for the years ended December 31,
    2000, 1999 and 1998..................................................  F-4
   Consolidated Statements of Changes in Stockholders' Equity (Deficit)
    for years ended December 31, 2000, 1999 and 1998.....................  F-5
   Consolidated Statements of Cash Flows for the years ended December 31,
    2000, 1999 and 1998..................................................  F-6
   Notes to Consolidated Financial Statements............................  F-7

   2. Financial Statement Schedule. The following financial statement schedule of LifeMinders, Inc. is filed as a part of this Form 10-K on the pages indicated:

   Report of Independent Accountants on Financial Statement Schedule........ S-1
   Schedule II--Valuation and Qualifying Accounts........................... S-2

   3. Exhibits required by Item 601 of Regulation S-K.

   Exhibit
     No.                                Description
   -------                              -----------
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

                              LIFEMINDERS.COM,INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Report of Independent Accountants........................................ F-2
Balance Sheets as of December 31, 1998 and 1999.......................... F-3
Statements of Operations for the years ended December 31, 1997, 1998 and
 1999.................................................................... F-4
Statements of Changes in Stockholders' Equity (Deficit) for the years ended December 31, 1997, 1998 and 1999.................................. F-5
Statements of Cash Flows for the years ended December 31, 1997, 1998 and
 1999.................................................................... F-6
Notes to Financial Statements............................................ F-7

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

                                          /s/ PricewaterhouseCoopers LLP

McLean, Virginia
March 27, 2001

                               LIFEMINDERS, INC.

                          CONSOLIDATED BALANCE SHEETS
                      ($ in thousands, except share data)

                                                               December 31,
                                                             -----------------
                                                               2000     1999
                                                             --------  -------
                           Assets
Current assets:
  Cash and cash equivalents................................. $ 42,771  $55,524
  Marketable securities, held to maturity...................   19,939    1,968
  Accounts receivable, net of allowance for doubtful
   accounts of $1,678 and $493, respectively................    9,090    6,526
  Prepaid expenses and other current assets.................    6,324    6,770
                                                             --------  -------
    Total current assets....................................   78,124   70,788
  Property and equipment, net...............................   23,806    5,380
  Intangible assets, net....................................    4,159      --
  Restricted cash...........................................    7,700      --
  Other assets..............................................      747      689
                                                             --------  -------
    Total assets............................................ $114,536  $76,857
                                                             ========  =======

            Liabilities and stockholders' equity
Current liabilities:
  Accounts payable.......................................... $  5,411  $ 3,121
  Accrued advertising costs.................................      236    4,300
  Accrued employee costs....................................      766      657
  Accrued expenses..........................................    1,802    1,033
  Deferred revenue..........................................      288      244
  Notes payable.............................................      782       81
  Capital lease obligations.................................    1,370      724
                                                             --------  -------
    Total current liabilities...............................   10,655   10,160
Notes payable, net of current portion.......................      472       74
Capital lease obligations, net of current portion...........      197      906
Deferred rent...............................................       43       40
                                                             --------  -------
    Total liabilities.......................................   11,367   11,180
                                                             --------  -------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value; 9,665,240 shares
   authorized, no shares issued and outstanding.............      --       --
  Common stock, $.01 par value; 60,000,000 shares authorized at December 31, 2000 and 1999; 25,932,217 and 20,299,039
   shares issued and outstanding at December 31, 2000 and
   1999, respectively.......................................      259      203
  Additional paid-in capital................................  251,393  104,622
  Deferred compensation on employee stock options...........   (4,904)  (5,077)
  Accumulated deficit....................................... (143,579) (34,071)
                                                             --------  -------
    Total stockholders' equity..............................  103,169   65,677
                                                             --------  -------
    Total liabilities and stockholders' equity.............. $114,536  $76,857
                                                             ========  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                               LIFEMINDERS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              ($ in thousands, except share and per share amounts)

                                            For the year ended December 31,
                                           -----------------------------------
                                              2000         1999        1998
                                           -----------  ----------  ----------
Revenue:
  Advertising............................. $    45,814  $    9,446  $       57
  Opt-in..................................       6,573       4,573         --
  Consulting..............................       1,539         --          --
                                           -----------  ----------  ----------
    Total revenue.........................      53,926      14,019          57
                                           -----------  ----------  ----------
Cost of revenue:
  Cost of revenue (including stock-based
   compensation of $58,
   $-- and $--, respectively).............       6,873         966          60
  Impairment of long-lived assets.........       5,969         --          --
                                           -----------  ----------  ----------
    Total cost of revenue.................      12,842         966          60
                                           -----------  ----------  ----------
Gross margin (loss).......................      41,084      13,053          (3)
                                           -----------  ----------  ----------
Operating expenses:
  Sales and marketing (including stock-
   based compensation of $586, $232 and
   $--, respectively).....................      70,897      38,648         869
  Research and development (including
   stock-based compensation of $668, $139
   and $--, respectively).................       7,758       1,963         374
  General and administrative (including
   stock-based compensation of $418, $254
   and $--, respectively).................      17,274       4,396         718
  Amortization of goodwill................       9,571         --          --
  Depreciation and amortization...........       2,829         185           8
  Impairment of long-lived assets.........      48,017         --          --
                                           -----------  ----------  ----------
    Total operating expenses..............     156,346      45,192       1,969
                                           -----------  ----------  ----------
Loss from operations......................    (115,262)    (32,139)     (1,972)
Interest income, net of interest expense
 of $474, $31 and $--, respectively.......       5,779         529          25
Equity in net losses of investee..........         (25)        --          --
                                           -----------  ----------  ----------
    Net loss..............................    (109,508)    (31,610)     (1,947)
Accretion on mandatorily redeemable
 convertible preferred stock..............         --       (1,155)       (157)
                                           -----------  ----------  ----------
Net loss available to common
 stockholders............................. $  (109,508) $  (32,765) $   (2,104)
                                           ===========  ==========  ==========
Basic and diluted net loss per common
 share.................................... $     (4.59) $    (6.26) $    (0.64)
                                           ===========  ==========  ==========
Weighted average common shares and common
 share equivalents (basic and diluted)....  23,854,850   5,230,826   3,275,000
                                           ===========  ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                               LIFEMINDERS, INC.

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                      ($ in thousands, except share data)

                                                         Deferred
                                                           stock
                            Common Stock    Additional compensation              Treasury stock
                          -----------------  Paid-in    on employee  Accumulated ---------------
                            Shares   Amount  Capital   stock options   deficit   Shares   Amount   Total
                          ---------- ------ ---------- ------------- ----------- -------  ------ ---------
Balance, December 31,
 1997...................   3,274,998  $ 33   $    364     $   --      $    (514)     --    $--   $    (117)
Acquisition of treasury
 stock..................         --    --         --          --            --    62,500     (1)        (1)
Exercise of stock option
 in connection with the
 preferred stock
 offering...............         --    --          (1)        --            --   (62,500)     1        --
Accretion on mandatorily
 redeemable convertible
 preferred stock........         --    --        (157)        --            --       --     --        (157)
Net loss................         --    --         --          --         (1,947)     --     --      (1,947)
                          ----------  ----   --------     -------     ---------  -------   ----  ---------
Balance, December 31,
 1998...................   3,274,998    33        206         --         (2,461)     --     --      (2,222)
Accretion on mandatorily
 redeemable convertible
 preferred stock........         --    --      (1,155)        --            --       --     --      (1,155)
Exercise of stock
 options................     112,500     1         89         --            --       --     --          90
Issuance of stock
 options in exchange for
 services...............         --    --           9         --            --       --     --           9
Issuance of common
 stock, net of issuance
 costs of $5,905........   4,830,000    48     61,667         --            --       --     --      61,715
Conversion of Series A,
 B, C, D and E preferred
 stock to common stock..  12,081,541   121     38,104         --            --       --     --      38,225
Deferred compensation...         --    --       5,702      (5,702)          --       --     --         --
Amortization of deferred
 compensation...........         --    --                     625           --       --     --         625
Net loss................         --    --         --          --        (31,610)     --     --     (31,610)
                          ----------  ----   --------     -------     ---------  -------   ----  ---------
Balance, December 31,
 1999...................  20,299,039   203    104,622      (5,077)      (34,071)     --     --      65,677
Issuance of common
 stock, net of issuance
 costs of $5,429........   2,767,500    28     85,871         --            --       --     --      85,899
Issuance of common stock
 for business
 acquisitions...........   2,250,523    22     51,619         --            --       --     --      51,641
Fair value of options
 assumed in business
 acquisitions...........         --    --       9,806         --            --       --     --       9,806
Issuance of common stock
 pursuant to employee
 stock purchase plan....      15,019   --         148         --            --       --     --         148
Exercise of stock
 options................     600,136     6      1,016         --            --       --     --       1,022
Deferred compensation
 related to business
 acquisitions...........         --    --         --       (3,246)          --       --     --      (3,246)
Adjustment of deferred
 compensation for
 unvested stock options
 forfeited..............         --    --      (1,689)      1,689           --       --     --         --
Amortization of deferred
 compensation...........         --    --         --        1,730           --       --     --       1,730
Net loss................         --    --         --          --       (109,508)     --     --    (109,508)
                          ----------  ----   --------     -------     ---------  -------   ----  ---------
Balance, December 31,
 2000...................  25,932,217  $259   $251,393     $(4,904)    $(143,579)     --    $--   $ 103,169
                          ==========  ====   ========     =======     =========  =======   ====  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                               LIFEMINDERS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                      For the year ended
                                                         December 31,
                                                  ----------------------------
                                                    2000       1999     1998
                                                  ---------  --------  -------
Cash flows from operating activities:
Net loss........................................  $(109,508) $(31,610) $(1,947)
Adjustments to reconcile net loss to net cash
 used in operating activities:
 Impairment of long-lived assets................     53,986       --       --
 Depreciation and amortization..................      6,383       538        8
 Amortization of intangibles and goodwill.......     12,024       --       --
 Provision for doubtful accounts receivable.....      3,816       494      --
 Amortization of deferred compensation on
  employee stock options........................      1,730       625      --
 Equity in net losses of investee and loss on
  disposal of investment........................         64       --       --
 Issuance of common stock and stock options in
  exchange for services.........................        --          9      --
Changes in assets and liabilities, net of
 effects for acquisitions:
 Accounts receivable............................     (6,351)   (7,020)     --
 Prepaid expenses and other current assets......      2,032    (6,769)     --
 Other assets...................................        262      (689)     --
 Accounts payable...............................     (1,637)    3,079       42
 Accrued advertising costs......................     (4,064)    4,300      --
 Accrued bonuses................................        109       657      --
 Accrued expenses...............................        681       953       32
 Deferred revenue...............................       (261)     (112)     355
 Deferred rent..................................          3        40      --
                                                  ---------  --------  -------
   Net cash used in operating activities........    (40,731)  (35,505)  (1,510)
                                                  ---------  --------  -------
Cash flows from investing activities:
Acquisition of property and equipment...........    (23,181)   (4,242)     (50)
Purchase of marketable securities...............    (58,875)   (1,968)     --
Proceeds from maturities of marketable
 securities.....................................     40,904       --       --
Increase in restricted cash related to letters
 of credit......................................     (7,700)      --       --
Investments in unconsolidated entities..........     (5,759)      --       --
Distributions from unconsolidated entities......      1,647       --       --
Payments for business acquisitions, net of cash
 acquired.......................................     (5,466)      --       --
                                                  ---------  --------  -------
   Net cash used in investing activities........    (58,430)   (6,210)     (50)
                                                  ---------  --------  -------
Cash flows from financing activities:
Issuance of preferred stock.....................        --     37,200      --
Preferred stock issuance costs..................        --     (2,153)     --
Proceeds from the exercise of Series B preferred
 stock warrants.................................        --        --     1,000
Borrowings under notes payable..................      1,728       162      --
Payments of notes payable.......................     (1,203)       (7)     --
Repayment of principal on capital lease
 obligations....................................     (1,186)      --       --
Proceeds from issuance of common stock..........     91,328    67,620      --
Common stock issuance costs.....................     (5,429)   (5,905)     --
Proceeds from issuance of common stock under
 ESPP...........................................        148       --       --
Exercise of stock options.......................      1,022        90      --
                                                  ---------  --------  -------
   Net cash provided by financing activities....     86,408    97,007    1,000
                                                  ---------  --------  -------
Net increase (decrease) in cash and cash
 equivalents....................................    (12,753)   55,292     (560)
Cash and cash equivalents, beginning of year....     55,524       232      792
                                                  ---------  --------  -------
Cash and cash equivalents, end of year..........  $  42,771  $ 55,524  $   232
                                                  =========  ========  =======
Supplemental cash flow disclosures and non-cash
 investing and financing activities:
Cash paid for interest..........................  $     469  $     31  $   --
                                                  =========  ========  =======
Issuance of stock options in exchange for
 services.......................................  $     --   $      9  $   --
                                                  =========  ========  =======
Accretion of mandatorily redeemable convertible
 preferred stock................................  $     --   $  1,155  $   157
                                                  =========  ========  =======
Purchase of computer equipment through capital
 lease..........................................  $     999  $  1,630  $   --
                                                  =========  ========  =======
Sale of unconsolidated entity in exchange for a
 note receivable................................  $   1,450  $    --   $   --
                                                  =========  ========  =======
Liabilities assumed in the acquisition of
 businesses.....................................  $   1,667  $    --   $   --
                                                  =========  ========  =======
Issuance of common stock and assumption of stock
 options for business acquisitions..............  $  61,447  $    --   $   --
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

                               LIFEMINDERS, INC.

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

                               LIFEMINDERS, INC.

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

                               LIFEMINDERS, INC.

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

                               LIFEMINDERS, INC.

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

                               LIFEMINDERS, INC.

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

   The Company follows FASB Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25," to account for exchanges of stock options and awards in purchase business combinations. Accordingly, the fair value of vested stock options and awards issued in exchange for vested stock options and awards of the acquiree is included as part of the purchase price. The fair value of unvested options or awards issued in exchange for unvested options and awards of the acquiree are accounted for as part of the purchase price, and an amount equal to the portion of the intrinsic value of the unvested options or award related to future vesting is allocated to deferred compensation and recognized over the remaining vesting period.

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

                               LIFEMINDERS, INC.

 Comprehensive Income

   During the years presented, the Company has not had any significant transactions that are required to be reported in comprehensive income.

 Reclassifications

   Certain reclassifications have been made to conform prior years' financial statements to the current presentation. These reclassifications had no effect on reported earnings.

 Recent Accounting Pronouncements

   In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, which delays the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective for the Company's fiscal year 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. In June 2000, FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--An Amendment of FAS 133," further amending SFAS No. 133. The Company has not entered into derivative contracts and does not have plans to enter into such contracts, accordingly the adoption of SFAS Nos. 133, 137 and 138 is not expected to have a material effect on the consolidated financial statements.

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

   The major components of the wireless segment impairment charge are as follows (in thousands):

     Fixed assets....................................................... $   617
     Technology.........................................................   5,969
     Assembled workforce................................................     578
     Other identifiable intangible assets...............................   1,895
     Goodwill...........................................................  39,961
                                                                         -------
         Total impairment charge related to the wireless segment........ $49,020
                                                                         =======

                               LIFEMINDERS, INC.

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

4. Marketable Securities

   At December 31, 2000 and 1999, all marketable debt securities were classified as held-to-maturity and carried at amortized cost, which approximates their fair value. Investments consisted of the following (in thousands):

                                                                  December 31,
                                                                 --------------
                                                                  2000    1999
                                                                 ------- ------
     Commercial paper........................................... $11,939 $1,968
     U.S. Government securities.................................   8,000    --
                                                                 ------- ------
       Total.................................................... $19,939 $1,968
                                                                 ======= ======

5. Property and Equipment

   Property and equipment consists of the following (in thousands):

                                                                 December 31,
                                                                ---------------
                                                                 2000     1999
                                                                -------  ------
     Furniture and fixtures.................................... $ 2,226  $  485
     Computer equipment and software...........................  24,856   4,918
     Leasehold improvements....................................   3,643     523
                                                                -------  ------
                                                                 30,725   5,926
     Less: accumulated depreciation............................  (6,919)   (546)
                                                                -------  ------
     Property and equipment, net............................... $23,806  $5,380
                                                                =======  ======

6. Borrowings

 Line of Credit

   On August 19, 1999, the Company amended an existing $1,000,000 line of credit to be increased to $1,350,000, which included $1,000,000 for working capital expenditures, $250,000 for a business credit line,

                               LIFEMINDERS, INC.

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

                               LIFEMINDERS, INC.

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

                               LIFEMINDERS, INC.

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

   On May 4, 2000, the Company adopted the 2000 Stock Incentive Plan (the 2000
Plan), under which incentive stock options and non-statutory stock options may be granted to employees, directors and consultants of the Company. The 2000 Plan is administered by a committee appointed by the Board of Directors. The options are not transferable and are subject to various restrictions outlined in the 2000 Plan. The committee determines the number of options granted to employees, directors, or consultants, the vesting period and the exercise price. The exercise price for stock options granted shall not be less than the fair value per share of common stock on the date of such grant for incentive stock options and not less than 85% of the fair value per share of common stock on the date of such grant for non-statutory stock options. The 4,600,000 shares of common stock initially authorized for issuance under the 2000 Plan consist of 1) the number of shares available for issuance under the preceding 1998 Plan, including the shares subject to outstanding options, and 2) an additional increase of 1,700,000 shares. The number of shares of common stock available under the 2000 Plan shall automatically increase on the 1st day of January each calendar year during the term of the 2000 Plan, beginning with calendar year 2001, by an amount equal to 4% of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year, but in no event shall such annual increase exceed 1,500,000 shares.

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

                               LIFEMINDERS, INC.

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

   Option activity under the Company Plans, excluding employee stock purchase plans, was as follows:

                                                      Outstanding     Weighted
                                                       Number of      Average
                                                        Options    Exercise Price
                                                      -----------  --------------
     December 31, 1997...............................        --        $  --
     Grants..........................................    469,000         0.80
     Exercises.......................................        --           --
     Cancellations...................................    (15,625)        0.80
                                                      ----------       ------
     December 31, 1998...............................    453,375         0.80
     Grants..........................................  2,971,684         7.15
     Exercises.......................................   (112,500)        0.80
     Cancellations...................................   (624,382)        1.99
                                                      ----------       ------
     December 31, 1999...............................  2,688,177         7.55
     Grants..........................................  3,498,307        20.22
     Exercises.......................................   (600,136)        1.53
     Cancellations................................... (1,151,911)       16.02
                                                      ----------       ------
     December 31, 2000...............................  4,434,437       $16.05
                                                      ==========       ======

   As of December 31, 2000 and 1999, stock options were exercisable for 1,067,440 and 392,883 common shares, respectively.

                               LIFEMINDERS, INC.

   The following table summarizes information about stock options outstanding at December 31, 2000:

                                     Options Outstanding                Options Exercisable
                          ------------------------------------------ --------------------------
                          Weighted Average               Weighted                   Weighted
                             Remaining       Number    Average Price   Number       Average
Range of Exercise Prices  Contractual Life Outstanding  Per Option   Exercisable Exercise Price
------------------------  ---------------- ----------- ------------- ----------- --------------
$ 0.54--$ 3.86..........        8.6           907,248     $ 2.67       236,751       $ 2.56
$ 4.83--$10.40..........        9.0           612,599     $ 9.08       154,807       $ 9.13
$14.00--$18.75..........        9.5         1,608,721     $17.52       464,969       $16.31
$21.38--$26.00..........        9.3         1,131,669     $25.87       173,288       $25.80
$30.38--$35.50..........        9.2           174,200     $32.77        37,625       $34.63

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

                                                            Options
                                                         ----------------  ESPP
                                                         2000  1999  1998  2000
                                                         ----  ----  ----  ----
   Expected life (months)...............................   36    30    30     6
   Expected volatility..................................  200%  207%    0%  200%
   Risk-free interest rate.............................. 6.22% 5.72% 5.72% 5.97%

                               LIFEMINDERS, INC.

   For pro forma purposes, the estimated fair value of the Company's stock-based awards to employees is amortized over the options' vesting period (for options) and the six-month purchase period (for stock purchases under the
ESPP). The Company's pro forma net income and net income per share for 2000, 1999 and 1998 is as follows (in thousands except for net income per share):

                                                    2000       1999     1998
                                                  ---------  --------  -------
   Net loss:
     As reported................................. $(109,508) $(31,610) $(1,947)
     Pro forma................................... $(119,490) $(32,214) $(1,956)
   Basic and diluted net loss per common share:
     As reported................................. $   (4.59) $  (6.26) $ (0.64)
     Pro forma................................... $   (5.01) $  (6.38) $ (0.65)

8. Income Taxes

   The provision (benefit) for income taxes consists of the following (in thousands):

                                                      Year Ended December 31,
                                                      -------------------------
                                                        2000      1999    1998
                                                      --------  --------  -----
   Current provision................................. $    --   $    --   $ --
   Deferred benefit..................................  (19,967)  (11,864)  (638)
                                                      --------  --------  -----
                                                       (19,967)  (11,864)  (638)
   Change in valuation allowance.....................   19,967    11,864    638
                                                      --------  --------  -----
   Total provision for income taxes.................. $    --   $    --   $ --
                                                      ========  ========  =====

   Deferred income taxes as of December 31, 2000 and 1999, reflect the impact of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and such amounts for income tax purposes. The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets (liabilities) are as follows:

                                                               December 31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
   NOL carryforwards........................................ $ 31,644  $ 10,657
   Allowances and reserves..................................      775       188
   Depreciation and amortization............................     (710)        1
   Accrued expenses and other...............................      914     1,810
                                                             --------  --------
     Total..................................................   32,623    12,656
     Less--valuation allowance..............................  (32,623)  (12,656)
                                                             --------  --------
   Net deferred tax asset................................... $    --   $    --
                                                             ========  ========

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

                               LIFEMINDERS, INC.

   The difference between the Federal income tax and the amount computed applying the statutory Federal income tax rate for the years ended December 31, 2000, 1999 and 1998, is summarized as follows:

                                                    Year Ended December
                                                            31,
                                                    ------------------------
                                                     2000     1999     1998
                                                    ------   ------   ------
   Federal income tax (benefit) at statutory
    rates.......................................... (34.00)% (34.00)% (34.00)%
   State income tax (benefit) at statutory rates
    (net of Federal benefit).......................  (3.96)%  (3.96)%  (3.96)%
   Increase in valuation allowance related to net
    deferred tax assets............................  18.23%   37.53%   32.77%
   Goodwill and other non-deductible items.........  19.73%    0.43%    5.19%
                                                    ------   ------   ------
   Effective income tax rate.......................    -- %     -- %     -- %
                                                    ======   ======   ======

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

                               LIFEMINDERS, INC.

   Future minimum lease payments and sublease income under non-cancelable operating and capital leases as of December 31, 2000 are as follows (in thousands):

                                                          Operating  Operating
                                                Capital     Lease    Sublease
                                                Leases   Commitments  Income
                                                -------  ----------- ---------
   2001........................................ $ 1,557    $ 7,664    $(1,241)
   2002........................................     242      4,853     (1,364)
   2003........................................     --       3,954     (1,405)
   2004........................................     --       3,990       (304)
   2005........................................     --       3,940        --
   2006 and thereafter.........................     --      22,027        --
                                                -------    -------    -------
   Total minimum lease payments................   1,799    $46,428    $(4,314)
                                                           =======    =======
     Less: amount representing interest........    (232)
     Less: current portion.....................  (1,370)
                                                -------
   Long-term portion of capital lease
    obligation................................. $   197
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

   Basic and diluted net loss per common share (in thousands, except share and per share data):

                                               Year ended December 31,
                                          -----------------------------------
                                             2000         1999        1998
                                          -----------  ----------  ----------
   Net loss available to common
    stockholders......................... $  (109,508) $  (32,765) $   (2,104)
                                          ===========  ==========  ==========
   Weighted-average shares of common
    stock shares outstanding.............  23,854,850   5,230,826   3,275,000
                                          ===========  ==========  ==========
   Basic and diluted net loss per common
    Share................................ $     (4.59) $    (6.26) $    (0.64)
                                          ===========  ==========  ==========

                               LIFEMINDERS, INC.

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

   The total purchase price of $29,403,000, including acquisition costs of $187,000, was allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows (in thousands):

   Tangible assets and liabilities..................................... $   298
   Assembled workforce.................................................     260
   Technology..........................................................   3,190
   Noncompete agreement................................................   1,830
   Patent..............................................................     710
   Goodwill............................................................  23,115
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

                               LIFEMINDERS, INC.

   The total purchase price of $32,632,000, including acquisition costs of $434,000, was allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows (in thousands):

   Tangible assets and liabilities..................................... $   675
   Assembled workforce.................................................     770
   Technology..........................................................   4,000
   Goodwill............................................................  24,563
   Deferred compensation...............................................   2,624
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

   The total purchase price of $4,911,000, including acquisition costs of $400,000, was allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows (in thousands):

   Assembled workforce.................................................. $  311
   Technology...........................................................    540
   Covenants not to compete.............................................    912
   Customer lists.......................................................  2,209
   Trademarks...........................................................    317
   Deferred compensation................................................    622
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

                               LIFEMINDERS, INC.

   The following unaudited pro forma results of operations for the years ended December 31, 2000 and 1999 are presented as though smartRay, WITI, PleaseRSVP.com and eCoupons had been acquired at the beginning of 1999, after giving effect to purchase accounting adjustments relating to amortization of intangible assets (in thousands, except shares and per share amounts).

                                                             (Unaudited)
                                                         Year Ended December
                                                                 31,
                                                         ---------------------
                                                            2000       1999
                                                         ----------  ---------
   Revenue.............................................. $   54,926  $  15,084
                                                         ==========  =========
   Net loss............................................. $ (120,465) $ (34,386)
                                                         ==========  =========
   Basic and diluted net loss per share................. $    (4.61) $   (4.60)
                                                         ==========  =========
   Weighted average common shares outstanding........... 26,105,373  7,481,349
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

                               LIFEMINDERS, INC.

   Financial information by segment for the year ended December 31, 2000 follows:

                          Consumer  Outsourcing Wireless  Corporate    Total
                          --------  ----------- --------  ---------  ---------
Revenue.................  $51,415    $    972   $  1,539  $    --    $  53,926
Impairment of long-lived
 assets.................   (4,966)        --     (49,020)      --      (53,986)
Operating profit
 (loss).................    4,601     (14,081)   (57,471)  (48,311)   (115,262)
Total assets............    6,429       2,571        --    105,536     114,536
Depreciation and
 amortization...........    2,937         926      1,139    13,405      18,407

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


                                               LIFEMINDERS, INC.


Date:  May 2, 2001                            By: /s/ Jonathan B. Bulkeley

                                                  ---------------------------
                                                  Chief Executive Officer and
                                                  Chairman of the Board of
                                                  Directors