Form 10-Q
period 2001-03-31
LIFEMINDERS INC
filed 2001-05-15
CIK 1079270

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                  (Mark One)

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001.

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

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE IS (703) 793-8210

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The number of shares of the Registrant's Common Stock outstanding as of May 8, 2001 was 25,978,405.

                               LIFEMINDERS, INC.

                                     INDEX

                                                                                                              Page No.
                                                                                                              --------
PART I -       FINANCIAL INFORMATION........................................................................         1

Item 1.        Consolidated Financial Statements............................................................         1

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of
               Operations...................................................................................        18

Item 3.        Quantitative and Qualitative Disclosure about Market Risk....................................        27

PART II - OTHER INFORMATION                                                                                         42

Item 1.        Legal Proceedings............................................................................        42

Item 2.        Change in Securities.........................................................................        42

Item 3.        Defaults Upon Senior Securities..............................................................        42

Item 4.        Submission of Matters to a Vote of Securities Holders........................................        42

Item 5.        Other Information............................................................................        42

Item 6.        Exhibits and Reports on Form 8-K.............................................................        42

PART I - FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

                               LIFEMINDERS, INC.

                          CONSOLIDATED BALANCE SHEETS
                       ($ in thousands, except share data)


                                                                                                      December 31,       March 31,
                                                                                                          2000             2001
                                                                                                          ----             ----
                                                                                                                         (Unaudited)
        Assets
Current assets:
Cash and cash equivalents........................................................................       $  42,771        $  60,073
Marketable securities, held to maturity..........................................................          19,939               --
Accounts receivable, net of allowance for doubtful accounts of $1,678 and $1,728
(unaudited)......................................................................................           9,090            2,776
Prepaid expenses and other current assets........................................................           6,324            3,194
                                                                                                        ---------        ---------
     Total current assets........................................................................          78,124           66,043
Property and equipment, net......................................................................          23,806           20,687
Intangible assets, net...........................................................................           4,159            3,777
Restricted cash..................................................................................           7,700            7,700
Other assets.....................................................................................             747              628
                                                                                                        ---------        ---------
     Total assets...............................................................................        $ 114,536        $  98,835
                                                                                                        =========        =========

       Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable.................................................................................       $   5,411        $   3,152
Accrued expenses.................................................................................           2,804            2,488
Deferred revenue.................................................................................             288              189
Notes payable....................................................................................             782              761
Capital lease obligations........................................................................           1,370            1,193
                                                                                                        ---------        ---------
     Total current liabilities...................................................................          10,655            7,783

Notes payable, net of current portion............................................................             472              295
Capital lease obligations, net of current portion................................................             197               16
Deferred rent....................................................................................              43              146
                                                                                                        ---------        ---------
     Total liabilities...........................................................................          11,367            8,240
                                                                                                        ---------        ---------
Commitments and contingencies

Stockholders' equity:
 Preferred stock, $.01 par value; 9,665,240 shares authorized,  no shares issued and
  outstanding at December 31, 2000 and March 31, 2001............................................              --               --
 Common stock, $.01 par value; 60,000,000 shares authorized; 25,932,217 and 25,975,291
  (unaudited) shares issued and outstanding at December 31, 2000 and March 31, 2001,
    respectively.................................................................................             259              260
Additional paid-in capital.......................................................................         251,393          249,436
Deferred compensation on employee stock options..................................................          (4,904)          (2,482)
Accumulated deficit..............................................................................        (143,579)        (156,619)
                                                                                                        ---------        ---------
     Total stockholders' equity..................................................................         103,169           90,595
                                                                                                        ---------        ---------
     Total liabilities and stockholders' equity..................................................       $ 114,536        $  98,835
                                                                                                        =========        =========

The accompanying notes are an integral part of these consolidated financial statements.

                               LIFEMINDERS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    ($ in thousands, except per share data)

                                                                                 For the three months ended,
                                                                                          March 31,
                                                                                          ---------
                                                                              2000                          2001
                                                                              ----                          ----
                                                                           (Unaudited)                   (Unaudited)
Revenue:
     Advertising......................................................     $     7,826                   $     5,203
     Opt-in...........................................................           3,178                           299
                                                                           -----------                   -----------
Total revenue.........................................................          11,004                         5,502

Cost of revenue (including stock-based compensation of $15 and $7,
  respectively).......................................................             800                         2,197
                                                                           -----------                   -----------
Gross margin..........................................................          10,204                         3,305

Operating expenses:
     Sales and marketing (including stock-based compensation of
       $170 and $150, respectively)...................................          24,715                         7,912
     Research and development (including stock-based compensation of
       $75 and $175, respectively)....................................           1,415                         1,848
     General and administrative (including stock-based compensation of
       $96 and $41, respectively).....................................           2,807                         4,119
     Depreciation and amortization....................................             188                         1,110
     Restructuring charge.............................................             ---                         2,544
                                                                           -----------                   -----------
Total operating expenses..............................................          29,125                        17,533

Loss from operations..................................................         (18,921)                      (14,228)
Interest income, net..................................................           1,373                         1,188
Loss from investment in unconsolidated entities.......................             (25)                           --
                                                                           -----------                   -----------
Net loss..............................................................     $   (17,573)                  $   (13,040)
                                                                           ===========                   ===========
Basic and diluted net loss per common share...........................     $     (0.80)                  $     (0.50)
                                                                           ===========                   ===========
Basic and diluted weighted average common shares and common share
  equivalents.........................................................      21,966,393                    25,957,071
                                                                           ===========                   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                               LIFEMINDERS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               ($ in thousands)

                                                                                            For the three months ended,
                                                                                                    March 31,
                                                                                                    ---------
                                                                                             2000                2001
                                                                                             ----                ----
                                                                                          (Unaudited)         (Unaudited)

Cash flows from operating activities:
 Net loss..............................................................................   $    (17,573)       $   (13,040)
 Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization.......................................................            616              3,998
   Amortization of intangible assets...................................................             --                395
   Provision for doubtful accounts receivable..........................................            638                590
   Amortization of deferred compensation on employee stock options.....................            356                373
   Restructuring charge................................................................             --              1,042
   Loss from unconsolidated entities...................................................             25                 --
 Changes in assets and liabilities, net of effects for acquisitions:
   Accounts receivable.................................................................         (3,182)             5,724
   Prepaid expenses and other assets...................................................          1,669              2,207
   Accounts payable....................................................................          1,635             (2,259)
   Accrued expenses....................................................................           (272)              (316)
   Deferred revenue....................................................................           (129)               (99)
   Deferred rent.......................................................................              2                103
                                                                                          ------------        -----------
    Net cash used in operating activities..............................................        (16,215)            (1,282)
                                                                                          ------------        -----------
Cash flows from investing activities:
 Acquisition of property and equipment.................................................         (4,392)              (879)
 Purchase of marketable securities.....................................................        (49,650)                --
 Proceeds from maturities of marketable securities.....................................         21,000             19,939
 Investments in unconsolidated entities................................................         (3,764)                --
 Payments for business acquisitions, net of cash acquired..............................         (2,519)               (13)
                                                                                          ------------        -----------
 Net cash (used in) provided by investing activities...................................        (39,325)            19,047
                                                                                          ------------        -----------
Cash flows from financing activities:
 Borrowings under notes payable........................................................          1,415                 --
 Payments of notes payable.............................................................            (20)              (198)
 Repayment of principal on capital lease obligations...................................           (180)              (358)
 Proceeds from issuance of common stock, net of issuance costs.........................         85,899                 --
 Proceeds from issuance of common stock under ESPP.....................................             --                  7
 Exercise of stock options.............................................................            171                 86
                                                                                          ------------        -----------
 Net cash provided by (used in) financing activities...................................         87,285               (463)
                                                                                          ------------        -----------

Net increase in cash and cash equivalents..............................................         31,745             17,302
Cash and cash equivalents, beginning of period.........................................         55,524             42,771
                                                                                          ------------        -----------

Cash and cash equivalents, end of period...............................................   $     87,269        $    60,073
                                                                                          ============        ===========
Supplemental cash flow disclosures and non-cash investing and financing activities:
Cash paid for interest.................................................................   $         90        $        79
                                                                                          ============        ===========
Purchase of computer equipment through capital lease...................................   $        531        $        --
                                                                                          ============        ===========
Liabilities assumed in acquisitions of businesses......................................   $        224        $        --
                                                                                          ============        ===========
Adjustment of deferred compensation for unvested stock options
 forfeited.............................................................................   $         --        $     2,049
                                                                                          ============        ===========
Issuance of common stock and assumption of stock options in business acquisitions......   $     28,499        $        --
                                                                                          ============        ===========

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

The Company believes that existing cash, cash equivalents and available credit facilities will be sufficient to meet anticipated cash needs for working capital, investment or acquisition related expenditures, capital expenditures and any costs associated with the scaling back of our operations for the forseeable future.

On May 10, 2001, the Company announced that it is scaling back its business operations and has further reduced its work force to a team of approximately 30-35 employees that will maintain the Company's email products while it continues to evalute strategic alternatives. Possible alternatives range from a sale of the Company to a merger with one or more other companies to liquidation. Associated with this announcement, 78 employees were terminated and the Company recorded a restructuring charge of approximately $1.2 million in May 2001. The Company expects to pay all severance for all of these terminated employees during 2001. These actions were taken because the Company's revenue base has continued to deteriorate during the first and second quarters of 2001.

2.  Summary of Significant Accounting Policies

Basis of Presentation

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, consolidated financial statements included in this report reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of the results of operations for the interim periods covered, and of the financial position of the Company at the date of the interim consolidated balance sheet. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to understand the information presented. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These consolidated financial statements should be read in conjunction with the Company's Form 10-K annual report for the year ended December 31, 2000.

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

Cash and Cash Equivalents

Highly liquid investments having original maturities of 90 days or less at the date of acquisition are classified as cash equivalents. The carrying values of cash equivalents approximate their fair value.

Marketable Securities

Marketable securities include investments in commercial paper and U.S. government securities for which the original maturity dates exceed 90 days. All marketable securities mature within one year from the balance sheet date. Marketable securities are classified as held-to-maturity and are accounted for at amortized cost, which approximates fair value. No marketable securities were sold prior to maturity.

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

Internal-use Software and Website Development Costs

Internal use software and web site development costs are capitalized in accordance with Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", and Emerging Issues Task Force (EITF) Issue No. 00-02, "Accounting for Web Site Development Costs". Qualifying costs incurred during the application development stage, which consist primarily of outside services and consultants, are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. No costs qualified for capitalization for the three months ended March 31, 2001 and 2000. Amortization is computed using the straight-line method over the estimated useful lives of the assets, generally three years.

Intangible Assets

The cost of business acquisitions accounted for using the purchase method is allocated first to identifiable assets and liabilities based on estimated fair values. The excess of cost over identifiable assets and liabilities is recorded as goodwill. Identifiable intangible assets are amortized on a straight-line basis over the expected useful lives of the assets, generally one to four years. The carrying amounts of intangible assets and goodwill are reviewed if facts or changes in circumstances suggest that they may be impaired. If this review indicates that the carrying amounts of intangible assets and goodwill will not be recoverable, as determined based on estimated undiscounted future cash flows of the acquired assets, the carrying amounts of the intangible assets and goodwill are reduced accordingly based on the difference between the carrying value and fair value. Fair value is determined using discounted cash flow or other methods. Based on management's assessment as of March 31, 2001, the Company has determined that no impairment of intangible assets exists.

Impairment of Long-Lived Assets

The Company evaluates the carrying amounts of long-lived assets when facts or changes in circumstances suggest that they may be impaired. If this review indicates that the carrying amounts of long-lived assets will not be recoverable, as determined based on estimated undiscounted future cash flows of the acquired assets, the Company will measure the amount of such impairment based on the present value of estimated future cash flows using a discount rate
commensurate with the risks involved or other methods.   Based on management's
assessment as of March 31, 2001, the Company has determined that no impairment of long-lived assets exists.

Restricted Cash

Restricted cash consists of amounts held as collateral to secure letters of credit required in lieu of deposits for office leases. Subsequent to March 31, 2001, one of the Company's landlords called its letter of credit in the amount of $7.6 million, which collateralizes one of the Company's operating lease obligations.

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

Periodically, the Company enters into barter/reciprocal transactions, where it exchanges advertising space within its emails for reciprocal advertising space or traffic on other Web sites. Revenue from barter transactions is recognized in accordance with APB Opinion No. 29, Accounting for Nonmonetary Transactions (APB No. 29), and EITF Issue No. 99-17, Accounting for Advertising Barter Transactions, during the period in which the advertisements are displayed in the Company's emails. In the absence of sufficient evidence of fair value, the acquired assets are recorded at the book value of the surrendered assets. No gain or loss is recorded from barter transactions as the revenue recognized equals the advertising costs incurred. The Company did not enter into any barter transactions during the three months ended March 31, 2001 and 2000.

Opt-in

Revenue is recognized as affirmative member responses to advertisers' newsletters and other promotions offered during the Company's sign up process are delivered to the Company's opt-in partners. The Company derives opt-in revenue through fees that its opt-in advertising partners pay for member registrations. The Company records revenue net of estimated duplicate member responses to its opt-in partners' newsletters and other promotions. Duplicate member responses are names, generally in the form of email addresses, that the Company provides to opt-in advertising partners for which the Company's members have previously registered either through the Company's sign up process or with the Company's opt-in advertising partners directly. Historically, opt-in partners have immediately notified the Company of duplicate member responses upon receipt of member registration information, which is transmitted to opt-in partners twice a week. The Company issues credits upon notification of duplicate member responses and, therefore, has not experienced significant differences between the actual and estimated amounts of duplicate member responses. Opt-in partners pay a fixed rate per registration and, upon delivery of the registrations, the Company has no further obligation under the agreements. The Company does not currently anticipate any significant change in the nature of the fees it charges its opt-in partners or in its customer base and believes its historical experience with its opt-in product is predictive of future estimates. For the three months ended March 31, 2000, revenue was recorded net of $630,000 for estimated duplicate member responses to the Company's opt-in partners'
newsletters and other promotions.   For the three months ended March 31, 2001,
no reserve was necessary as the Company recorded revenue net of actual duplicate member responses.

Cash received from customers in advance is recorded as deferred revenue. Advertising and opt-in revenue is recognized as emails and affirmative member responses, respectively, are delivered.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents, marketable securities and accounts receivable. The Company's cash and cash equivalents are maintained at five U.S. financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. The majority of the Company's cash equivalents are invested in short-term commercial paper. Two customers accounted for approximately 18% and 11% of the revenue for the three months ended
March 31, 2001. No one customer exceeded 10% of the Company's revenue and accounts receivable at March 31, 2000.

Advertising Costs

Advertising costs are charged to sales and marketing expense as the contractual terms of the advertising contracts are fulfilled. Cash paid in advance of advertising services received is recorded as prepaid expenses that are amortized as services are received. Advertising costs for the three months ended March 31, 2001 and 2000 were $2,963,000 and $17,802,000, respectively. At March 31, 2001 and 2000, $0 and $2,300,000, respectively, of prepaid advertising expense is included in prepaid expenses and other current assets. In conjunction with the Company's restructuring plan (see Note 3), the Company terminated an agreement for future distribution services and, as a result, $1,042,000 of prepaid expenses were written off and included in the restructuring charge in the accompanying financial statements.

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

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock-Based Compensation," and related Interpretations, in accounting for its employee and non-employee directors stock options and complies with the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Accordingly, the Company measures compensation expense for its employee stock-based compensation using the intrinsic value method and provides pro-forma disclosures of net loss as if the fair value method had been applied in measuring compensation expense. Under the intrinsic value method of accounting for stock-based compensation, when the exercise price of options granted to employees is less than the estimated fair value of the underlying stock on the date of grant, deferred compensation is recognized and is amortized to compensation expense over the applicable vesting period.

The Company measures compensation expense for its non-employee stock-based compensation awards in accordance with SFAS No. 123 and EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services." The fair value of the options and warrants issued is used to measure the transaction when it is more reliable than the fair value of the services received. The fair value is measured on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital. No options or warrants have been issued to non-employees during the three months ended March 31, 2001 and 2000.

The Company follows FASB Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25," effective July 1, 2000, to account for exchanges of stock options and awards in purchase business combinations. Accordingly, the fair value of vested stock options and awards issued in exchange for vested stock options and awards of the acquiree is included as part of the purchase price. The fair value of unvested options or awards issued in exchange for unvested options and awards of the acquiree is accounted for as part of the purchase price, and an amount equal to the portion of the intrinsic value of the unvested options or awards related to future vesting is allocated to deferred compensation and recognized over the
remaining vesting period.   During the three months ended March 31, 2001, the
Company reduced deferred compensation by $2,049,000 for unvested, forfeited stock options.

Basic and Diluted Net Loss per Common Share

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during each year. Diluted net loss per common share is based on the weighted average number of shares of common stock outstanding during each year, adjusted for the effect of common stock equivalents arising from the assumed exercise of stock options, if dilutive. Common stock equivalents have been excluded from the net loss per share calculation because their effect would be antidilutive.

Certain Risks and Uncertainties

The Company is subject to all the risks inherent in an early stage business in the technology industry. The risks include, but are not limited to, limited operating history, successful integration of acquired businesses, dependence on the Internet and related security risks and the changing nature of the Internet industry.

Segment Reporting

The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 replaces the "industry segment" approach with the "management" approach to reporting financial information about an enterprise's segments. The management approach designates the internal organization that is used by management for allocating resources and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers.

Comprehensive Income

During the periods presented, the Company has not had any significant transactions that are required to be reported in comprehensive income.

3.  Restructuring Charge

During the three months ended March 31, 2001, the Company undertook a restructuring plan to reduce costs and focus its efforts on reducing operating losses. Accordingly, a restructuring charge of $2,544,000 was recorded during the period. During the first quarter of 2001, the Company terminated 50 employees or 24% of its workforce as of December 31, 2000. Of the total restructuring charge, $1,420,000 relates to employee and contractor termination benefits and $1,124,000 related to early termination of various vendor service agreements. Approximately $1,042,000 of the charge was prepaid at December 31, 2000. During the three months ended March 31, 2001, the Company paid $1,209,000 of the restructuring charge; the remaining $293,000 is included in current liabilities in the accompanying financial statements and is expected to be paid during 2001.

4.  Marketable Securities

At December 31, 2000, all marketable debt securities were classified as held-to-maturity and carried at amortized cost, which approximates their fair value. Investments consisted of the following (in thousands):

                                             December 31, 2000  March 31, 2001
                                             -----------------  --------------
Commercial paper                                       $11,939         $    --
U.S. government securities                               8,000              --
                                                       -------         -------
     Total                                             $19,939         $    --
                                                       =======         =======

All marketable securities held by the Company on December 31, 2000 matured during the three months ended March 31, 2001.

5.  Basic and Diluted Loss per Common Share

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations.

Basic and diluted net loss per common share (in thousands, except share and per share data):

                                                          Three Months Ended
                                                               March 31,
                                                               ---------
                                                           2000         2001
                                                           ----         ----
Net loss available to common stockholders............  $   (17,573) $   (13,040)
                                                       ===========  ===========

Weighted-average shares of common stock outstanding..   21,966,393   25,957,071
                                                       ===========  ===========

Basic and diluted net loss per common share..........  $     (0.80) $     (0.50)
                                                       ===========  ===========

For the three month periods ended March 31, 2001 and 2000, options to purchase 5,933,056 and 2,470,052 shares of common stock at weighted average exercise prices of $7.53 and $8.13 per share, respectively, are not included in the computation of diluted earnings per share as they are antidilutive.

6.  Segment Information

The Company currently operates within two business units: business to consumer marketing and business-to-business marketing (outsourcing). The reportable segments derive revenue from the sale of advertising within each unit's corresponding medium. The segment operating loss is revenue less direct and allocable expenses. Segment identifiable assets are those that are directly used in or identified to segment operations.

For financial reporting purposes, we have two revenue streams: delivery of advertisements within emails to our members and delivery of opt-in names to our registration partners.

Financial information by segment for the three months ended March 31, 2001 follows:

                                                  Consumer       Outsourcing    Corporate        Total
                                                  --------       -----------    ---------        -----
          Revenue                                   $4,980           $   522      $    --        $  5,502
          Restructuring charge                          --                --       (2,544)         (2,544)
          Operating loss                            (1,609)           (2,818)      (8,613)        (13,040)
          Total assets                               7,593             2,477       88,765          98,835
          Depreciation and amortization              1,917               884        1,592           4,393

Prior to the third quarter of 2000, the Company operated in one segment: the Internet and related services.

7.  Subsequent Event

On May 10, 2001, the Company announced that it is scaling back its business operations and has further reduced its work force to a team of approximately 30-35 employees that will maintain the Company's email products while it continues to evaluate strategic alternatives. Possible alternatives range from a sale of the Company to a merger with one or more other companies to liquidation. Associated with this announcement, 78 employees were terminated and the Company recorded a restructuring charge of approximately $1.2 million in May 2001. The Company expects to pay all severance for all of these terminated employees during 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes, which appear in Item 1 of this Form 10-Q. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and in the section entitled "Risk Factors" of this Form 10-Q.

Overview

We provide online direct marketing opportunities to our partners by delivering personalized email messages to our members. Our email messages contain helpful reminders and tips that are directed toward our members' interests and hobbies. Our proprietary information about our members and highly precise targeting capabilities provide our advertising partners the opportunity to more effectively reach their target audiences.

Our outsourcing business unit was launched late in the second quarter of 2000. Our outsourcing unit enables other companies to deliver targeted marketing messages to their own customers via email, thereby creating opportunities to enhance communication with their customers, increase revenue opportunities and heighten loyalty for their brands.

We were incorporated in Maryland on August 9, 1996 under the name of MinderSoft, Inc. In January 1999, we changed our name to LifeMinders.com, Inc. and reincorporated in Delaware on July 2, 1999. In June 2000, we changed our name to LifeMinders, Inc.

Comparability of Results - Restructuring Charge

During the three months ended March 31, 2001, we undertook a restructuring plan to reduce costs and focus our efforts on reducing operating losses.
Accordingly, a restructuring charge of $2,544,000 was recorded during the period. During the first quarter, we terminated 50 employees or 24% of our workforce as of December 31, 2000. Of the total restructuring charge, $1,420,000 relates to employee and contractor termination benefits and $1,124,000 related to early termination of various vendor service agreements. Approximately $1,042,000 of the charge was prepaid at December 31, 2000. During the three months ended March 31, 2001, we paid $1,209,000 of the restructuring charge; the remaining $293,000 is included in current liabilities in the accompanying financial statements and is expected to be paid during 2001.

Recent Developments

As we announced on May 10, 2001, subsequent to the end of the first quarter, our Board of Directors determined to scale back our business operations. We also announced that we had further reduced our workforce to approximately 30 to 35 employees, down approximately 76% from 127 employees at the end of the first quarter of 2001 and approximately 85% from 203 employees at the end of the fourth quarter of 2000 including attrition. In connection with this latest round of employee layoffs, we took a charge of approximately $1.2 million in the second quarter of 2001. Our reduced staff will maintain our email products while we evaluate strategic alternatives for the company.

These actions were taken because our revenue base has continued to deteriorate during the first and second quarters of 2001. The Board of Directors determined that, while we maintain strong core assets - a large membership base, a scaleable infrastructure and approximately $60 million in cash and cash equivalents - our prospects for growth and profitability as a standalone company are not strong. For that reason, we also announced on May 10, 2001, that we would continue to identify and evaluate strategic alternatives for the company. Possible alternatives range from a sale of the company or our assets to a merger with one or more other companies to liquidation.

We may not be able to identify or complete any merger or sale of the company that our Board of Directors finds to be in the stockholder's best interests. Even if we are successful in identifying and completing a merger or sale of the company, we cannot provide any assurance about the timing of any such transaction or that any individual stockholder will determine that the transaction is in his, her or its best interests. If, in the near future, we are unable to conclude that a sale or a merger would be in the best interests of our stockholders, our Board of Directors may determine that the best alternative is to liquidate and distribute net proceeds to stockholders. The amount and timing of any such distribution to stockholders cannot be determined because they would depend on a variety of factors, including the amount of proceeds received from any asset sales, the time and amount required to satisfy outstanding obligations and the amount of any reserves for future contingencies. We urge you to read the "Risk Factors" later in this section for more information about the risks associated with our business, the scaling back of our operations and our consideration of strategic alternatives.

Results of Operations


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

29, Accounting for Nonmonetary Transactions (APB No. 29), and EITF Issue No. 99-17, Accounting for Advertising Barter Transactions, during the period in which the advertisements are displayed in our emails. In the absence of sufficient evidence of fair value, the acquired assets are recorded at the book value of the surrendered assets. No gain or loss is recorded from barter transactions as the revenue recognized equals the advertising costs incurred. For the three months ended March 31, 2001 and 2000, we did not enter into any barter agreements.

Opt-in

Revenue is recognized as affirmative member responses to advertisers' newsletters and other promotions offered during our registration program are delivered to our opt-in partners. We derive opt-in revenue through fees that our opt-in advertising partners pay for member registrations. We record revenue net of estimated duplicate member responses to our opt-in partners' newsletters and other promotions. Duplicate member responses are names, generally in the form of email addresses, that we provide to opt-in advertising partners for which our members have previously registered either through our sign up process or with our opt-in advertising partners directly. Historically, opt-in partners have immediately notified us of duplicate member responses upon receipt of member registration information, which is transmitted to opt-in partners twice a week. We issue credits upon notification of duplicate member responses and, therefore, we have not experienced significant differences between the actual and estimated amounts of duplicate member responses. Opt-in partners pay a fixed rate per registration and, upon delivery of the registrations, we have no further obligation under the agreements. We do not currently anticipate any significant change in the nature of the fees we charge our opt-in partners or in our customer base and believe our historical experience with our opt-in product is predictive of future estimates. For the three months ended March 31, 2000, revenue was recorded net of $630,000 for estimated duplicate member responses to our opt-in partners' newsletters and other promotions. For the three months ended March 31, 2001, no reserve was necessary as the Company recorded revenue net of actual duplicate member responses.

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

Sales and Marketing

Sales and marketing expenses include advertising and promotional expenses, salaries, sales commissions, employee benefits, stock-based compensation, travel and related expenses of our direct sales force, marketing, and sales support functions. Prior to the fourth quarter of 2000, our primary focus was to increase our revenue through rapid growth in our member base and brand awareness. As a result, our largest expense related to banner-type advertising campaigns on portals and websites. Beginning in the fourth quarter of 2000, we redirected our advertising efforts and budget toward obtaining highly engaged members through performance-based advertising campaigns. Beginning in May 2001, these efforts were curtailed in connection with the scaling back of our operations. We therefore expect to significantly reduce our member acquisition costs in 2001. Marketing costs associated with increasing our member base are expensed in the period incurred.

Research and Development

Research and development costs include expenses for the development of new or improved technologies designed to enhance the performance of our offerings, including the salaries, stock-based compensation and related expenses for our engineering department, as well as costs for contracted services and co-location facilities and depreciation on equipment. In 2000, we incurred significant costs associated with the development and expansion of our systems infrastructure to support our rapid member growth. In connection with the scaling back of our operations, we expect a significant decline in research and development costs in 2001.

General and Administrative

General and administrative expenses include salaries, stock-based compensation and employee benefits for our executive, finance, legal and human resources personnel. In addition, general and administrative expenses include fees for professional services and occupancy costs. General and administrative expenses are expected to decrease in absolute dollars, in part due to reductions in workforce and associated expenses in the first quarter of 2001 (see discussion of restructuring charge above).

Stock-Based Compensation

In connection with the grant of stock options to employees during the year ended December 31, 1999, deferred compensation of

$5,702,000 was recorded as a reduction to stockholders' equity. This deferred compensation represented the difference between the estimated fair value of our common stock and the exercise price of these options at the date of grant prior to our initial public offering. Additionally, in accordance with FIN 44, effective July 1, 2000, $2,624,000 and $622,000 of deferred compensation was recognized upon the assumption of outstanding options that are exercisable to acquire our common stock associated with the acquisition of smartRay Networks and eCoupons, respectively. Deferred compensation is amortized over the vesting periods of the applicable options. During the three months ended March 31, 2001, we reduced deferred compensation by $2,049,000 for unvested, forfeited stock options.

For the three months ended March 31, 2001 and 2000, $7,000 and $15,000 of amortization of deferred compensation, respectively, was included in cost of sales, $150,000 and $170,000, respectively, was included in sales and marketing expense, $175,000 and $75,000, respectively, was included in research and development expense, and $41,000 and $96,000, respectively, was included in general and administrative expense.

Inflation

We do not currently anticipate that inflation will have a material impact on our cash flows, results of operations or financial position.

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

Revenue. Revenue was $5,502,000 for the three months ended March 31, 2001, which represents a decrease of 50% when compared with the corresponding period in 2000. Advertising revenue was $5,203,000 for the three months ended March 31, 2001, which represents a decrease of 34%, when compared with the corresponding period in 2000. The decrease in advertising revenue is due to the significant deterioration of the online advertising market. Opt-in revenue was $299,000 for the three months ended March 31, 2001, which represents a decrease of 91% when compared with the corresponding period in 2000. Opt-in revenue is largely derived as new members register for our service. In an effort to reach profitability, we have significantly reduced advertising expenditures and, as a result, have experienced a decline in new member growth: we added approximately 285,000 new members for the three months ended March 31, 2001, as compared to approximately 2,459,000 for the comparable period in 2000. The decline in opt-in revenue is directly attributable to reduced new member growth.

Cost of revenue. Cost of revenue was $2,197,000, or 40% of total revenue, for the three months ended March 31, 2001. Cost of revenue was $800,000, or 7% of total revenue, for the comparable period in 2000. Our cost of revenue for the three months ended March 31, 2001 primarily consisted of expenses related to the production of our email content by our editorial and production staff, maintenance of existing member profiles and housing fees associated with and depreciation of the computer systems necessary to operate our service. Of the $1,397,000 increase for the three months ended March 31, 2001 as compared to the comparable period in 2000, 87% is due to an increase in the housing and depreciation of additional computer equipment which was acquired principally in the third and fourth quarters of 2000 to support our then rapidly growing membership base and 3% comprises the amortization of eCoupons technology acquired. Additionally, 7% resulted from an increase in the personnel in our Member Experience department, which is responsible for identifying, composing and editing the content delivered in our emails: as of March 31, 2001, we employed 17 people in our Member Experience department, as compared to 13 employees as of March 31, 2000.

Sales and marketing. Sales and marketing expenses were $7,912,000, or 144% of total revenue, for the three months ended March 31, 2001. Sales and marketing expenses were $24,715,000 or 225% of total revenue, for the comparable period in 2000. Of the $16,803,000 decrease for the three months ended March 31, 2001 as compared to the comparable period in 2000, 88% resulted from a reduction in advertising costs paid to acquire new members through the purchase of banner advertisements and similar services on the Web. The remaining decrease was due to our decision not to repeat a high-profile television campaign as was done in the comparable period in 2000.

Research and development. Research and development expenses were $1,848,000, or 34% of total revenue, for the three months ended March 31, 2001. Research and development expenses were $1,415,000, or 13% of total revenue, respectively, for the comparable period in 2000. The $433,000 increase for the three months ended March 31, 2001 as compared to the comparable period in 2000, was due primarily to an expansion of our technical staff, including bringing previously outsourced tasks in-house: after the reduction in workforce, we employed 53 people in our technical department as of March 31, 2001, as compared to 26 employees as of March 31, 2000.

General and administrative. General and administrative expenses were $4,119,000, or 75% of total revenue, for the three months ended March 31, 2001. General and administrative expenses were $2,807,000, or 26% of total revenue, for the comparable period in 2000. Of the $1,312,000 increase for the three months ended March 31, 2001, as compared to the comparable period in 2000, 40% is the result of our rapid growth and expansion throughout last year, which required additional personnel and related fringe benefit expenses, while another 54% is attributable to increases in facilities expense associated with the new headquarters facility we occupied in November 2000. After the reduction in workforce, salaries and fringe benefits of 34 employees were charged to general and administrative expense as of March 31, 2001, as compared to 20 employees as of March 31, 2000.

Depreciation and amortization. Depreciation and amortization expenses were $1,110,000, or 20% of total revenue, for the three months ended March 31, 2001. Depreciation and amortization expenses were $188,000, or 2% total revenues, for
the comparable period in 2000.   Of the $922,000 increase for the three months
ended March 31, 2001 as compared to the comparable period in 2000, 38% resulted from an increase in the amortization of intangible assets acquired in the acquisition of eCoupons in December 2000, 28% was attributable to an increase in amortization of software, and 21% was due to increased depreciation expense associated with office computing equipment.

Restructuring Charge. During the three months ended March 31, 2001, we undertook a restructuring plan to reduce costs and focus our efforts on reducing operating losses. Accordingly, a restructuring charge of $2,544,000 was recorded during the period. During the first quarter, we terminated 50 employees or 24% of our workforce as of December 31, 2000. Of the total restructuring charge, $1,420,000 relates to employee and contractor termination benefits and $1,124,000 related to early termination of various vendor service agreements. Approximately $1,042,000 of the charge was prepaid at December 31, 2000. During the three months ended March 31, 2001, we paid $1,209,000 of the restructuring charge; the remaining $293,000 is included in current liabilities in the accompanying financial statements and is expected to be paid during 2001.

Interest income, net. Interest income was $1,266,000 or 23% of total revenue, for the three months ended March 31, 2001. For the comparable periods in 2000, interest income was $1,467,000, or 13% of total revenue. This decrease was due primarily to a lower average funds balance available for investment in short-term investments. Interest expense, primarily on notes and leases used to finance equipment purchases, for the three months ended March 31, 2001 and 2000, was $78,000 and $94,000, respectively.

Income taxes. No income tax provision or benefit has been recorded for any of the periods presented since we have not generated taxable income to date. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management believes it is more likely than not that we will not have sufficient taxable income in the years over which the majority of temporary differences will reverse to realize the deferred tax assets. As a result, we recorded a full valuation allowance in the accompanying consolidated financial statements as of March 31, 2001 and 2000.

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

Liquidity and Capital Resources

In November 1999, we raised $61,715,000 in net proceeds from our initial public offering. In February 2000, we completed a follow-on offering that raised $85,899,000 in net proceeds. As of March 31, 2001, we had $60,073,000 of cash and cash equivalents. Outstanding equipment financing, comprising both notes payable and capital leases, totaled $2,265,000 at March 31, 2001. The outstanding principal balances of the various equipment financings must be repaid in equal monthly installments through August 2002. Additionally, the Company has outstanding commitments to lease office and computer warehouse space totaling $40,613,000 as of March 31, 2001. The commitments have various terms expiring through January 2011. As of May 8, 2001, we have sublet 66,000 square feet of the office space to unrelated third parties and are actively seeking subtenants for the balance of our excess office space. We believe that this existing space will meet our requirements for the near future.

Net cash used in operating activities was $1,282,000 for the three months ended March 31, 2001. Cash used in operating activities for the three months ended March 31, 2001 resulted primarily from net losses, which were partially offset by noncash items and collections of accounts receivable.

Net cash provided by investing activities was $19,047,000 for the three months ended March 31, 2001. Cash provided by investing activities for the three months ended March 31, 2001 was related to maturities of marketable securities.

Net cash used in financing activities was $463,000 for the three months ended March 31, 2001. Cash used in financing activities for the three months ended March 31, 2001 resulted from repayments of notes payable and capital lease obligations.

During 2000, our focus was on growing our member base and enhancing the infrastructure associated with a rapidly expanding membership, resulting in significant advertising expenditures and costs associated with the development of internal software systems and the hardware to support and service our member database. Given our announced scaling back of operations, we do not currently plan to continue the same level of activity in 2001. Also, given our announced scaling back of operations, we do not anticipate that we will continue to experience significant capital expenditures nor do we expect significant growth in our operating expenses for 2001. We terminated 50 employees, or approximately 24% of our total workforce as of December 31, 2000, in the first quarter of 2001. Subsequent to March 31, 2001, we further reduced our workforce to approximately 30 to 35 employees down approximately 76% from 127 employees at the end of the first quarter of 2001. These reductions are expected to have a significant impact on future results of operations because approximately 17% of our total expenses in 2000, including cost of sales but excluding impairment of long-lived assets, related to salaries and related benefits, including stock-based compensation.

In connection with our evaluation of strategic alternatives, we may continue to evaluate possible acquisitions of companies and investments in businesses, which may require the use of cash. We believe that our existing cash, cash equivalents and available credit facilities will be sufficient to meet anticipated cash needs for working capital, investment or acquisition related expenditures, capital expenditures and any costs associated with the scaling back of our operations for the foreseeable future.

                                 RISK FACTORS

In addition to the other information in this Form 10-Q, the following factors should be carefully considered in evaluating us and our business. The risks and uncertainties described below are not the only ones facing our company and there may be additional risks that we do not presently know of or that we currently deem immaterial. All of these risks and uncertainties and actual results may differ materially from the results we discuss in the forward-looking statements. If any of the following risks actually occur, our business, financial condition, cash flow or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline.

Risks Related to the Scaling Down of Our Business Operations and Our Evaluation of Strategic Alternatives

We are scaling back our business operations and we have significantly reduced
-----------------------------------------------------------------------------
our work force.  We expect that these actions, coupled with continuing weakness
-------------------------------------------------------------------------------
in the online advertising market, will significantly reduce our future
----------------------------------------------------------------------
revenues.
--------

As announced on May 10, 2001, our Board of Directors has determined to significantly scale back our business operations and we have significantly reduced our work force. We believe that our revenues from online advertising and our other existing lines of business for the foreseeable future will continue to decline substantially from that reported in prior periods. We expect this decline because, among other reasons, we believe that the market for online advertising will continue to decline significantly, we expect that we will be producing and delivering a substantially fewer number of emails which will reduce the opportunity for online advertising revenues, we do not expect to develop any new email products during this period and our management and other key employees will continue to spend a significant portion of their time identifying and evaluating strategic alternatives. In addition, our existing advertising customers may choose not to place online advertising with our company as a result of concerns about the future of our business operations.

We have incurred significant losses, we expect losses for the foreseeable
-------------------------------------------------------------------------
future, and we may never become profitable.
------------------------------------------

We have never achieved profitability and expect to continue to incur operating losses for the foreseeable future. As of March 31, 2001, we had an accumulated deficit of $156.6 million. We incurred net losses of $13.0 million for the three months ended March 31, 2001, and $109.5 million for the year ended December 31, 2000. We cannot be certain that we will ever be able to generate sufficient revenue to achieve profitability. If our future revenue is lower than we anticipate, or our operating expenses exceed our estimates, we would incur greater losses than we had anticipated and we would be required to further reduce our cash balance to support our continued operations. Such circumstances may make us less desirable as an acquisition candidate, may reduce our value in any sale or merger transaction, and would reduce the amount of proceeds available to our stockholders in the event of a liquidation.

We may not be able to identify or  complete a sale or merger of the company.
---------------------------------------------------------------------------

As announced on May 10, 2001, we are continuing to identify and evaluate strategic alternatives for the company. Possible alternatives range from a sale of the company or our assets to a merger with one or more other companies to liquidation. We may not be able to identify or complete any merger or sale of the company that our Board of Directors finds to be in the stockholders' best interests. Even if we are successful in identifying and completing a merger or sale of the company, we cannot provide any assurance about the timing of any such transaction or that any individual stockholder will determine that the transaction is in his, her or its best interests.

If we are unable to conclude that a sale or a merger would be in the best
-------------------------------------------------------------------------
interests of our stockholders, our Board of Directors may determine that the
----------------------------------------------------------------------------
best alternative is to liquidate and distribute the net proceeds of such
------------------------------------------------------------------------
liquidation to stockholders.
---------------------------

As also announced on May 10, 2001, if we are unable to conclude that a sale or a merger would be in the best interests of our stockholders, our Board of Directors may determine that the best alternative is to liquidate and distribute the net proceeds of such liquidation to our stockholders. In a liquidation, we would be dissolved, sell or otherwise dispose of our remaining assets, pay our existing liabilities, set aside reserves for contingent obligations and distribute any net proceeds to our stockholders in one or more liquidating distributions. In a liquidation, we may not receive any material amounts for the sale or other disposition of our assets. Further, in a liquidation, we will have significant obligations, including real estate, co-location, equipment leases and other obligations, that will need to be resolved. Additionally, if we do not generate sufficient revenue to support our continued operations, we will be required to reduce our cash balance to support our continued operations and the amount of any liquidation proceeds available for distribution to our stockholders would be reduced. Accordingly, the amount and timing of any distributions to stockholders in a liquidation cannot be determined because they would depend on a variety of factors, including the amount of proceeds received from any asset sales or dispositions, the time and amount required to resolve outstanding obligations and the amount of any reserves for future contingencies.

Our ability to continue to operate our scaled down business and to identify,
----------------------------------------------------------------------------
evaluate and complete any strategic alternative are dependent on our ability to
------------------------------------------------------------------------------
retain our remaining management and other key employees, and we may not be able
-------------------------------------------------------------------------------
to do so.
--------

Since the fourth quarter of 2000, we have laid off approximately 85% of our workforce. We may have difficulty retaining our remaining management and other key employees on whom we will depend to continue to operate our scaled down business and to assist in identifying, evaluating and completing any strategic alternative. If we are unable to retain our management and other key employees through this process, our continued business operations and our ability to identify, evaluate and complete a strategic alternative could be materially and adversely affected.

The market price of our common stock has been declining and may decline further
-------------------------------------------------------------------------------
as a result of our determination to scale back business operations and evaluate
----------------------------------------------------------------------------
strategic alternatives, or as a result of and fluctuations in our quarterly
-------------------------------------------------------------------------------
results of operations.
-------------------------------------------------------------------------------

The market price of our common stock has declined from a high of $91.00 per common share at March 9, 2000 to a low of $0.53 at April 3, 2001. On May 8, 2001, the closing price per share of our common stock as reported on The Nasdaq National Market was $1.40 per share. We believe that the market price of our common stock has been significantly and adversely affected by the sharp decline in the online advertising market. We also believe that our common stock price may decline in the future as a result of our decision to scale back operations and evaluate strategic alternatives, and because of the significantly lower revenues reported in our quarterly results of operations for the quarters ended December 31, 2000 and March 31, 2001, and our announced expectations for revenues in the quarter ending June 30, 2001. In addition, we believe that in the future, fluctuations in our quarterly results and the negative online advertising market, as well as many of the other risk factors listed in this report, may negatively affect our quarterly operating results and contribute to fluctuations in our common stock price.

A further decline in our common stock price may adversely affect our ability to
-------------------------------------------------------------------------------
complete a strategic alternative involving a stock transaction.
--------------------------------------------------------------

We are continuing to identify and evaluate potential strategic alternatives, including a potential sale or merger of our company. However, our ability to complete a sale or merger transaction involving the company may be adversely affected by a further decline in our stock price.

If the price of our common stock remains low, it may be delisted by Nasdaq and
------------------------------------------------------------------------------
become subject to special rules applicable to low priced stocks, which may
--------------------------------------------------------------------------
reduce the liquidity of our shares.
----------------------------------

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


Risks Related to Our Company that Could Affect the Ongoing Operation of Our Business

If we are unsuccessful in addressing certain risks and uncertainties associated
-------------------------------------------------------------------------------
with the continued operation of our business, we may not be able to generate
----------------------------------------------------------------------------
sufficient revenues and we would be required to reduce our cash balance to
--------------------------------------------------------------------------
support our continued operations.
--------------------------------

We have only a limited operating history upon which to evaluate our business and prospects and the online direct marketing industry is relatively new and rapidly evolving. This presents many risks and uncertainties including our:

  .  ability to compete effectively against other companies;

  .  need to retain and motivate qualified personnel;

  .  ability to anticipate and adapt to the changing market;

  . ability to develop and introduce new products and services and continue to develop and upgrade technology; and

  . need to attract and retain a large number of customers from a variety of industries.

We have also historically depended on the growing use of the Internet for advertising, commerce and communications, and on general economic conditions.

We cannot assure you that we will successfully address these risks and uncertainties. If we are unsuccessful in addressing these risks and uncertainties, we may not be able to generate sufficient revenue to fund our operations. In that event, we would be required to reduce our cash balance, which could make us less desirable as an acquisition candidate or reduce our value in any sale or merger transaction, and would reduce the amount of proceeds available for distribution to our stockholders in the event of a liquidation of our company.

We may not be able to generate sufficient revenue to support our continued
--------------------------------------------------------------------------
operations if the acceptance of online advertising, which is new and
--------------------------------------------------------------------
unpredictable, does not develop and expand.
------------------------------------------

We have historically derived a substantial portion of our revenue from online advertising and direct marketing, including both email and Web-based programs. The profit potential for this business model is unproven. The Internet has not existed long enough as an advertising medium to demonstrate its effectiveness relative to traditional advertising. Advertisers and advertising agencies that have historically relied on traditional advertising may be reluctant or slow to adopt online advertising. Many potential advertisers have limited or no experience using email or the Web as an advertising medium. They may have allocated only a limited portion of their advertising budgets to online advertising, or may find online advertising to be less effective for promoting their products and services than traditional advertising media. Further, our email and Web-based programs may not generate sufficient user traffic with demographic characteristics attractive to our advertisers. We are also affected by general industry conditions governing the supply and demand of Internet advertising. For example, the market for email advertising in general is vulnerable to the negative public perception associated with unsolicited email, known as "spam." Public perception, press reports or governmental action related to spam could reduce the overall demand for email advertising in general. Our results of operations have been adversely affected in recent quarters as a result of a significantly declining market for online advertising, and we expect that those adverse market conditions will continue. If the market for online advertising fails to improve or deteriorates more than we expect, we may not be able to generate sufficient revenue to support our continued operations. In that event, we would be required to reduce our cash balance, which could make us less desirable as an acquisition candidate or reduce our value in any sale or merger transaction, and would reduce the amount of proceeds available for distribution to our stockholders in the event of a liquidation of our company.

Our advertising customers and the companies with which we have other business
-----------------------------------------------------------------------------
relationships may experience adverse business conditions that could adversely
-----------------------------------------------------------------------------
affect our business.
-------------------

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

If we do not maintain an engaged member base, we may not be able to compete
---------------------------------------------------------------------------
effectively for advertisers and our business could be adversely affected.
-------------------------------------------------------------------------

Our revenue has been derived primarily from advertisers seeking an engaged, targeted audience for their advertisements. Although we intend to continue to produce and distribute emails to our members, we are scaling back our business operations and intend to reduce the number of emails that we send to members and we do not expect to develop new products in the near future. If we are unable to maintain an engaged member base by keeping our current members active (i.e., opening our email newsletters and responding to the advertisements contained in those newsletters) , advertisers could find our audience less attractive and effective for promoting their products and services. We currently expect that we will experience difficulty retaining our existing advertisers and attracting additional advertisers, which will likely reduce our future revenues from online advertising and opt-in advertising, which represent a majority of our revenues to date.

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

To date, we have relied on referral-based marketing activities to attract a portion of our members. However, we expect to discontinue these marketing activities in the near future. Accordingly, we do not expect growth in our member base. A significant portion of our revenue has historically been derived from performance-based and revenue sharing arrangements. Under these arrangements, our advertisers pay us in part based on member responses to advertisements and promotions placed in our email newsletters. If our members do not respond to advertisements and promotions placed in our email newsletters, our revenue could be materially and adversely affected. Further, we expect to reduce the number of future email newsletters to our members, and we expect that this could also materially and adversely affect our future revenue.

Competition in the online advertising market industry is intense, and our scaled
--------------------------------------------------------------------------------
back operations may make it more difficult for us to compete effectively and may
--------------------------------------------------------------------------------
reduce our ability to retain and attract advertisers.
-----------------------------------------------------

We face intense competition from both traditional and online advertising and direct marketing businesses. Our scaled back operations may make it more difficult for us to compete effectively with our competitors. If we are not able to compete effectively, we may not be able to retain current advertisers or attract new advertisers. This would reduce our revenues and we would be required to reduce our cash balance to support our continued operations which could make us less desirable as an acquisition candidate or reduce our value in any sale or merger transaction, and would reduce the amount of proceeds available for distribution to our stockholders in the event of a liquidation of our company. Moreover, we expect that competition will increase due to the lack of significant barriers to entry in the online advertising market and the attention the Internet continues to receive as a means of advertising and direct marketing. We face competition for marketing dollars from online portals and community Web sites such as AOL, Yahoo!, and CNET Networks, Inc. In addition, several other companies offer competitive email direct marketing services for our consumer products, including coolsavings.com, MyPoints.com, NetCreations (affiliated with SEAT Pagine Gialle SpA), YesMail.com (affiliated with CMGI, Inc.), Digital Impact and Exactis.com (affiliated with 24/7 Media Inc.). Principal competitors to our outsourcing business include providers of eMarketing solutions such as Exactis.com, FloNetwork (proposed to be acquired by Doubleclick), MessageMedia, Responsys.com, and Netcentives Inc. Additionally, traditional advertising agencies and direct marketing companies may seek to offer online products or services that compete with ours.

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

Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than us. These factors may allow them to respond more quickly than we can to new or emerging technologies and changes in customer requirements. It may also allow them to devote greater resources than we can to the development, promotion and sale of their products and services. These competitors may also engage in more extensive research and development, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential employees, strategic partners, advertisers and direct marketers. We cannot assure you that our competitors will not develop products or services that are equal or superior to ours or that achieve greater acceptance than ours. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products or services to address the needs of our current or prospective members or advertising customers. As a result, it is possible that new competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share. With the scaling back of our operations, we do not expect to devote material resources to address the factors affecting our ability to compete. Accordingly, we cannot assure you that we will be able to compete successfully or that competitive pressures will not materially and adversely affect our business, results of operations or financial condition.

We may not compete successfully with traditional advertising media for
----------------------------------------------------------------------
advertising dollars.
-------------------

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


We rely heavily on our intellectual property rights and other proprietary
-------------------------------------------------------------------------
information, and any failure to protect and maintain these rights and
---------------------------------------------------------------------
information could prevent us from competing effectively.
-------------------------------------------------------

Our success and ability to compete are substantially dependent on our internally developed technologies and trademarks, which we seek to protect through a combination of patent, copyright, trade secret and trademark law, as well as confidentiality or license agreements with our employees, consultants, and corporate and strategic partners. If we are unable to prevent the unauthorized use of our proprietary information or if our competitors are able to develop similar technologies independently, the competitive benefits of our technologies, intellectual property rights and proprietary information will be diminished. These circumstances could also make us less desirable as an acquisition candidate or reduce our value in any sale or merger transaction.

We depend heavily on our network infrastructure and if this fails it could
--------------------------------------------------------------------------
result in unanticipated expenses and prevent our members from effectively
-------------------------------------------------------------------------
utilizing our services, which could negatively impact our ability to attract and
--------------------------------------------------------------------------------
retain members and advertisers.
------------------------------


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

Our current management team has only worked together for a short period of time
-------------------------------------------------------------------------------
and the inability of our management team to function effectively could seriously
--------------------------------------------------------------------------------
harm our business.
-----------------

Many of our executive officers, including our Chief Executive Officer, President, and Chief Technology Officer have joined our company only recently. We may not successfully assimilate our recently hired officers, which could seriously harm our business by impairing our ability to implement our business strategy and operate our business. Our business is largely dependent on the personal efforts and abilities of our senior management and other key personnel. Our officers or employees can terminate their respective employment relationship at any time. The loss of these key employees could seriously harm our business.

Our quarterly results of operations may fluctuate in future periods and we may
------------------------------------------------------------------------------
be subject to seasonal and cyclical patterns that may negatively impact our
---------------------------------------------------------------------------
stock price.
-----------

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

We may have to obtain additional capital to operate our business, which could
-----------------------------------------------------------------------------
result in significant costs and dilution that could adversely affect our stock
------------------------------------------------------------------------------
price.
-----

Operating our business, even with the scaling back of our operations, will require significant cash expenditures. If our cash on hand, cash generated from operations and existing loan and credit arrangements are not sufficient to meet our cash requirements, we would need to seek additional capital, which could result in significant costs and dilute the ownership interest of our stockholders and thereby adversely affect our stock price. Additional financing may not be available on terms favorable to us, or at all, which could result in significant costs to obtain the necessary capital and limit our ability to maintain and expand our member base and number of advertisers, or otherwise respond to competitive pressures. In addition, if we raise additional funds through the issuance of equity or equity-linked securities, the percentage ownership of our current stockholders would be reduced. These securities may have rights, preferences or privileges senior to those of our stockholders. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for a discussion of working capital and capital expenditures.

The content contained in our emails may subject us to significant liability for
-------------------------------------------------------------------------------
negligence, copyright or trademark infringement or other matters.
----------------------------------------------------------------

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

Concerns about, or breaches of, the security of our member database could result
--------------------------------------------------------------------------------
in significant expenses to prevent breaches, and subject us to liability for
----------------------------------------------------------------------------
failing to protect our members' information.
-------------------------------------------

We maintain a database containing information on our members. Unauthorized users
accessing our systems remotely may access our database.   As a result of these
security and privacy concerns, we may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by security breaches, and we may be unable to effectively target direct marketing offers to members or may be subject to legal claims of members if unauthorized third parties gain access to our system and alter or destroy information in our database. Also, any public perception that we engaged in the unauthorized release of member information, whether or not correct, would adversely affect our ability to retain members.


Our business may be adversely affected by the refusal of one or more electronic
-------------------------------------------------------------------------------
email delivery providers to deliver our, or our customers', messages.
--------------------------------------------------------------------

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

Our business may be adversely affected by products offered by third parties.
---------------------------------------------------------------------------

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

Sweepstakes regulation may limit our ability to conduct sweepstakes and other
-----------------------------------------------------------------------------
contests, which could negatively impact our ability to attract and retain
-------------------------------------------------------------------------
members.
-------

The conduct of sweepstakes, lotteries and similar contests, including by means of the Internet, is subject to extensive federal, state and local regulation, which may restrict our ability to offer contests and sweepstakes in some geographic areas or altogether. Any restrictions on these promotions could adversely affect our ability to attract and retain members.

If our stock price remains volatile, we may become subject to securities
------------------------------------------------------------------------
litigation, which is expensive and could divert our resources.
-------------------------------------------------------------

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

Our executive officers and directors have and may continue to have substantial
------------------------------------------------------------------------------
voting control, which will allow them to influence the outcome of matters
-------------------------------------------------------------------------
submitted to stockholders for approval in a manner that may be adverse to your
------------------------------------------------------------------------------
interests.
---------

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

Anti-takeover provisions in our charter documents and Delaware law could prevent
--------------------------------------------------------------------------------
or delay a change in control of our company, which could adversely affect our
-----------------------------------------------------------------------------
stock price.
-----------

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


Risks Related to Our Industry that Could Affect the Ongoing Operation of Our Business

Our business may be adversely affected if demand for Internet advertising fails
-------------------------------------------------------------------------------
to grow as predicted or diminishes.
----------------------------------

The Internet advertising industry is new and rapidly evolving, and it cannot yet be compared with traditional advertising media to gauge its effectiveness. As a result, demand and acceptance for Internet advertising solutions is uncertain. Many of our current or potential advertising customers have limited experience using the Internet for advertising purposes and they have allocated only a limited portion of their advertising budgets to Internet advertising. The adoption of Internet advertising, particularly by those entities that have historically relied upon traditional media for advertising, requires the acceptance of a new way of conducting business, exchanging information and advertising products and services. These customers may find Internet advertising to be less effective for promoting their products and services relative to traditional advertising media. We cannot assure you that current or potential advertising customers will continue to allocate a portion of their advertising budget to Internet advertising or that the demand for Internet advertising will continue to develop to sufficiently support Internet advertising as a significant advertising medium. Our results of operations have been adversely affected in recent quarters as a result of a significantly declining market for online advertising, and we expect that these adverse market conditions will continue. If the market for online advertising fails to improve or deteriorates more than we expect, then our business, results of operations and financial condition could be materially and adversely affected.

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

A significant portion of our revenue is derived from the delivery of advertisements, which are designed to contain the features and measuring capabilities requested by advertisers. If advertisers determine that those ads are ineffective or unattractive as an advertising medium or if we are unable to deliver the features or measuring capabilities requested by advertisers, the long-term growth of our online advertising business could be limited and our revenue levels could decline. There are also 'filter' software programs that limit or prevent advertising from being delivered to a user's computer. The commercial viability of Internet advertising, and our business, results of operations and financial condition, would be materially and adversely affected by Web users' widespread adoption of this software.

The unauthorized access of confidential member information that we transmit over
--------------------------------------------------------------------------------
public networks could adversely affect our ability to retain members.
--------------------------------------------------------------------

Our members transmit confidential information to us over public networks and the unauthorized access of such information by third parties could harm our reputation and significantly hinder our efforts to retain members. We rely on a variety of security techniques and authentication technology licensed from third parties to provide the security and authentication technology to effect secure transmission of confidential information, including customer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect customer transaction data.

Problems with the performance and reliability of the Internet infrastructure
----------------------------------------------------------------------------
could adversely affect the quality and reliability of the products and services
-------------------------------------------------------------------------------
we offer our members and advertisers.
------------------------------------

We depend significantly on the Internet infrastructure to deliver attractive, reliable and timely email newsletters to our members. If Internet usage grows, the Internet infrastructure may not be able to support the demands placed on it by this growth, and its performance and reliability may decline. Among other things, continued development of the Internet infrastructure will require a reliable network backbone with necessary speed, data capacity and security. Currently, there are regular failures of the Internet network infrastructure, including outages and delays, and the frequency of these failures may increase in the future. These failures may reduce the benefits of our products and services to our members and undermine our advertising partners' and our members' confidence in the Internet as a viable commercial medium. In addition, the Internet could lose its viability as a commercial medium due to delays in the development or adoption of new technology required to accommodate increased levels of Internet activity or due to government regulation.

We may have to litigate to protect our intellectual property and other
----------------------------------------------------------------------
proprietary rights or to defend claims of third parties, and such litigation may
--------------------------------------------------------------------------------
subject us to significant liability and be time consuming and expensive.
-----------------------------------------------------------------------

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

Changes in government regulation could decrease our revenue and increase our
----------------------------------------------------------------------------
costs.
-----

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

Changes in laws relating to data collection and use practices and the privacy of
--------------------------------------------------------------------------------
Internet users and other individuals could harm our business.
------------------------------------------------------------

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

The following are examples of proposals currently being considered in the United States and internationally:

Certain data protection officials in European countries are lobbying for the notion that an IP address is personally identifiable information. In those countries in which this opinion may prevail, the applicable national data protection law could be interpreted to subject us to a more restrictive regulatory regime. The cost of such compliance could be material, and we may not be able to comply with the applicable national regulations in a timely or cost-effective manner.

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

(c) None.

(d) None.


Item 3  Defaults Upon Senior Securities.

None.

Item 4  Submission of Matters to a Vote of Securities Holders.

None.

Item 5  Other Information.

None.

Item 6  Exhibits and Reports on Form 8-K.

a. Exhibits

   3.1 Amendment to By-laws adopted February 20, 2001.

b. Reports on form 8-K.

     Form 8-K was filed with the SEC on February 9, 2001 attaching a press release announcing the Company's results for the fourth quarter and fiscal year ended December 31, 2000, the resignation of the Company's Chairman and Chief Executive Officer and the appointment of a new Chairman and Chief Executive Officer of the Company.

                               LIFEMINDERS, INC.
                                  SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               LifeMinders, Inc.
                               -----------------
                                  (Registrant)

 May 15, 2001              /s/ Joseph S. Grabias
 ------------              ---------------------

       Date                   (Signature)**

                             Joseph S. Grabias
                             Chief Financial Officer
                             (Principal accounting officer and
                             duly authorized officer)

                                   EXHIBITS

Item No.            Description
--------            -----------

  3.1               Amendment to By-laws dated February 20, 2001