Form 10-K/A
period 2001-03-31
LIFEMINDERS INC
filed 2001-05-16
CIK 1079270

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

                              Amendment No. 3

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

   As of February 28, 2001, the Registrant had 25,959,316 outstanding shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

None

                     PORTIONS AMENDED/EXPLANATORY NOTE

The registrant previously anticipated incorporating by reference in Part III of this Form 10-K portions of the definitive proxy statement for the registrant's 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, which the registrant had anticipated filing within 120 days after the end of the fiscal year covered by this Report. In the alternative, pursuant to Instruction G(3) to the Report on Form 10-K, the registrant filed Amendment No. 1 on April 30, 2001 to amend and restate Part III of this Report in its entirety. Registrant filed Amendment No. 2 on May 2, 2001 to correct certain errors in Amendment No. 1. and to amend and restate the Form 10-K in its entirety. This Amendment No. 3 reinserts Items 8 and 9 and Financial Statement Schedule II which were included in the original Form 10-K filed on April 2, 2001 but inadvertently excluded from Amendment No. 2.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   The financial statements required by this item are included in Part IV Item 14(a)(1) and (2). The quarterly financial data required by this item are included in Item 7.

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

Philip D. Black has served as a director of LifeMinders since May 1999. Since March 1999, Mr. Black has been a Managing Member of Calvert Capital L.L.C. and Calvert Capital II, L.L.C., which are both venture capital investment firms and the general partners of ABS Ventures LM L.L.C., ABS Ventures IV, L.P. and ABX Fund, L.P. From March 1995 to March 1999, Mr. Black was a General Partner of Weiss, Peck & Greer Venture Partners, a venture capital investment firm, and from 1988 to 1995, was a Senior Associate at Summit Partners, also a venture capital firm. Mr. Black currently serves on the boards of directors of Personify Incorporated and Zilliant.com. Mr. Black holds an undergraduate degree from Stanford University.
                                      37


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

                                    43

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

   (a) The following documents are filed as part of this Form 10-K:

   1. Financial Statements. The following consolidated financial statements of LifeMinders, Inc. are filed as a part of this Form 10-K on the pages indicated:

                                                                           Page
                                                                           ----
   Report of Independent Accountants.....................................  F-1
   Consolidated Balance Sheets as of December 31, 2000 and 1999..........  F-2
   Consolidated Statements of Operations for the years ended December 31,
    2000, 1999 and 1998..................................................  F-3
   Consolidated Statements of Changes in Stockholders' Equity (Deficit)
    for years ended December 31, 2000, 1999 and 1998.....................  F-4
   Consolidated Statements of Cash Flows for the years ended December 31,
    2000, 1999 and 1998..................................................  F-5
   Notes to Consolidated Financial Statements............................  F-6

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

                                      46


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

                                          /s/ PricewaterhouseCoopers LLP

McLean, Virginia
March 27, 2001

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                (in thousands)


Allowances for Doubtful Accounts
                                  Accounts    Interest     Notes       Other
Description                      Receivable  Receivable  Receivable  Receivable
-----------                      ----------  ----------  ----------  ----------

Balance at December 31, 1997     $       --  $       --  $       --  $       --
Additions charged to expenses            --          --          --          --
Deductions                               --          --          --          --
                                 ----------  ----------  ----------  ----------
Balance at December 31, 1998     $       --  $       --  $       --  $       --
Additions charged to expenses           493          --          --          --
Deductions                               --          --          --          --
                                 ----------  ----------  ----------  ----------
Balance at December 31, 1999     $      493  $       --  $       --  $       --
Additions charged to expenses         3,453          19         250          94
Deductions                           (2,268)         --          --          --
                                 ----------  ----------  ----------  ----------
Balance at December 31, 2000     $    1,678  $       19  $      250  $       94
                                 ==========  ==========  ==========  ==========

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               LIFEMINDERS, INC.


Date:  May 15, 2001                           By: /s/ Jonathan B. Bulkeley

                                                  ---------------------------
                                                  Chief Executive Officer and
                                                  Chairman of the Board of
                                                  Directors