Form 10-Q
period 2001-06-30
LIFEMINDERS INC
filed 2001-08-14
CIK 1079270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001.

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

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE IS (703) 793-8210

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The number of shares of the Registrant’s Common Stock outstanding as of August 11, 2001 was 26,616,609.

LIFEMINDERS, INC.

      PART I —FINANCIAL INFORMATION
      Item 1. Consolidated Financial Statements

LIFEMINDERS, INC.

CONSOLIDATED BALANCE SHEETS
( $ in thousands, except share data)

December 31,		June 30,
	2000	2001

		(Unaudited)
Assets
Current assets:

Cash and cash equivalents	$42,771	$53,791

Marketable securities, held to maturity	19,939	1,000

Accounts receivable, net of allowance for doubtful accounts of $1,678 and $691 (unaudited)	9,090	1,165

Prepaid expenses and other current assets	6,324	767

Total current assets	78,124	56,723

Property and equipment, net	23,806	2,517

Intangible assets, net	4,159	—

Restricted cash	7,700	100

Other assets	747	595

Total assets	$114,536	$59,935

Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable	$5,411	$792

Accrued expenses	2,804	4,306

Deferred revenue	288	64

Notes payable	782	—

Capital lease obligations	1,370	1,069

Total current liabilities	10,655	6,231

Notes payable, net of current portion	472	—

Capital lease obligations, net of current portion	197	—

Deferred rent	43	50

Total liabilities	11,367	6,281

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $.01 par value; 9,665,240 shares authorized, no shares issued and outstanding	—	—

Common stock, $.01 par value; 60,000,000 shares authorized; 25,932,217 and 26,566,141 (unaudited) shares issued and outstanding at December 31, 2000 and June 30, 2001, respectively	259	266

Additional paid-in capital	251,393	248,735

Deferred compensation on employee stock options	(4,904)	(1,077)

Accumulated deficit	(143,579)	(194,270)

Total stockholders’ equity	103,169	53,654

Total liabilities and stockholders’ equity	$114,536	$59,935

      The accompanying notes are an integral part of these consolidated financial statements.

LIFEMINDERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
( $ in thousands, except share data)

	For the three months ended June 30,		For the six months ended June 30,

	2000	2001	2000	2001

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:

Advertising	$12,756	$1,729	$20,582	$6,933

Opt-in	1,915	115	5,093	414

Total revenue	14,671	1,844	25,675	7,347

Cost of revenue	1,495	2,141	2,295	4,339

Impairment of long-lived assets	—	2,497	—	2,497

Total cost of revenue	1,495	4,638	2,295	6,836

Gross margin (loss)	13,176	(2,794)	23,380	511

Operating expenses:

Sales and marketing	19,686	3,443	44,401	11,356

Research and development	1,862	760	3,277	2,607

General and administrative	4,109	2,978	6,916	7,097

Amortization of goodwill	2,309	—	2,309	—

Depreciation and amortization	562	1,112	750	2,222

Impairment of long-lived assets	—	15,526	—	15,526

Restructuring charge	—	11,703	—	14,248

Total operating expenses	28,528	35,522	57,653	53,056

Loss from operations	(15,352)	(38,316)	(34,273)	(52,545)

Interest income, net	1,606	437	2,979	1,625

Gain on sale of assets	—	229	—	229

Loss from investment in unconsolidated entities	—	—	(25)	—

Net loss	$(13,746)	$(37,650)	$(31,319)	$(50,691)

Basic and diluted net loss per common share	$(0.58)	$(1.44)	$(1.37)	$(1.94)

Basic and diluted weighted average common shares and common share equivalents	23,698,834	26,201,224	22,850,821	26,079,387

      The accompanying notes are an integral part of these consolidated financial statements.

LIFEMINDERS, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS
( $ in thousands)

	For the six months ended,
	June 30,

	2000	2001

	(Unaudited)	(Unaudited)
Cash flows from operating activities:

Net loss	$(31,319)	$(50,691)

Adjustments to reconcile net loss to net cash used in operating activities:

Impairment of long-lived assets	—	18,023

Depreciation and amortization	1,735	8,117

Amortization of intangible assets and goodwill	2,846	658

Provision for doubtful accounts receivable	1,153	628

Amortization of deferred compensation on employee stock options	713	673

Loss from unconsolidated entities	25	—

Changes in assets and liabilities, net of effects for acquisitions:

Accounts receivable	(7,828)	7,297

Prepaid expenses and other assets	3,892	3,828

Accounts payable	9,061	(4,619)

Accrued expenses	(115)	1,501

Deferred revenue	30	(224)

Deferred rent	3	7

Net cash used in operating activities	(19,804)	(14,802)

Cash flows from investing activities:

Acquisition of property and equipment	(11,496)	(905)

Purchase of marketable securities	(44,698)	(1,000)

Proceeds from maturities of marketable securities	11,971	19,939

Payment of collateral for letter of credit	(7,600)	—

Decrease in restricted cash related to draw on letter of credit	—	7,600

Investments in unconsolidated entities	(4,890)	—

Advances made under notes receivable	(250)	—

Repayments of notes receivable	—	1,450

Payments for business acquisitions, net of cash acquired	(3,841)	(13)

Net cash (used in) provided by investing activities	(60,804)	27,071

Cash flows from financing activities:

Borrowings under notes payable	1,728	—

Payments of notes payable	(360)	(1,254)

Repayment of principal on capital lease obligations	(540)	(498)

Proceeds from issuance of common stock, net of issuance costs	85,898	—

Proceeds from issuance of common stock under ESPP	—	10

Exercise of stock options	463	493

Net cash provided by (used in) financing activities	87,189	(1,249)

Net increase in cash and cash equivalents	6,581	11,020

Cash and cash equivalents, beginning of period	55,524	42,771

Cash and cash equivalents, end of period	$62,105	$53,791

Supplemental cash flow disclosures and non-cash investing and financing activities:

Cash paid for interest	$—	$5

Adjustment of deferred compensation for unvested stock options forfeited	$—	$3,154

      The accompanying notes are an integral part of these consolidated financial statements.

LIFEMINDERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

LifeMinders is an online direct marketing company that sends personalized email messages to a permission-based membership comprised of more than 20 million members. LifeMinders sends to its members personalized email messages, or newsletters, in lifestyle-based interest categories, garnered from member information obtained during the registration process as well as from behavioral information through member interaction within its emails. LifeMinders’ email messages contain helpful reminders and tips directed toward its members’ interests and hobbies and personal events like birthdays and anniversaries.

The Company was incorporated in Maryland on August 9, 1996 (Date of Inception) under the name of MinderSoft, Inc. In January 1999, the Company changed its name to LifeMinders.com, Inc. and reincorporated in Delaware in July 1999. In June 2000, the Company changed its name to LifeMinders, Inc.

The Company believes that existing cash and cash equivalents will be sufficient to meet anticipated cash needs for working capital, investment or acquisition related expenditures, capital expenditures and any costs associated with the scaling back of its operations for the foreseeable future.

In May 2001, the Company announced it was significantly scaling back its business operations and reducing its work force while it evaluated strategic alternatives. This decision was based on the continued decline of revenue from online advertising historically and for the foreseeable future. In addition, opportunities for online advertising revenue will decline since the Company is producing and delivering a substantially lower number of emails and does not expect to develop any new email products at this time. Since May, the Company has maintained selected email products. During the six months ended June 30, 2001, the Company undertook a restructuring plan to reduce costs and focus its efforts on reducing operating losses while evaluating strategic alternatives. Accordingly, restructuring charges totaling $14,248,000 were recorded during the period. During the six months ended June 30, 2001, the Company terminated approximately 85% of its workforce as of December 31, 2000. In addition, the Company negotiated separation and termination agreements with the remaining employees. Of the total restructuring charges, approximately $3,824,000 related to employee and contract termination benefits, $9,263,000 related to the early termination of the Company’s multi-year lease for its headquarters, and approximately $1,161,000 related to early termination of various vendor service agreements. Approximately $1,042,000 of this charge was recorded as prepaid expenses and other current assets, $7,600,000 was recorded as restricted cash as of December 31, 2000, and approximately $3,526,000 was paid in the six months ended June 30, 2001. The Company expects to pay the remainder during 2001.

Prior to June 30, 2001, the Company began negotiations to merge with Cross Media Marketing Corporation (Cross Media). In late May of 2001, representatives of Cross Media contacted the Company to discuss a possible merger. On June 21, 2001, Cross Media and the Company executed a letter of intent and term sheet for the merger transaction, which was subsequently modified as of June 27, 2001. On July 18, 2001, the Company and Cross Media entered into a merger agreement and, on July 19, 2001, the Company publicly announced its intention to merge with Cross Media. Cross Media is a direct marketing company that integrates sophisticated marketing skills with new technologies for the sale of multi-magazine subscription packages, discount buying club memberships and telecommunications services. In the proposed merger transaction, Cross Media will pay cash and issue common stock constituting total aggregate nominal cash and stock consideration of $68.1 million (based on the average last sales price of Cross Media common stock for the 20 trading days immediately preceding the date of the merger agreement), subject to reduction under certain circumstances, for all of the outstanding equity interests in the Company. Based on the value of the proposed merger transaction, the Company determined that the carrying value of its long-lived assets as of June 30, 2001, exceeded their fair value. The Company performed an impairment analysis and recorded an impairment charge of $18,023,000, of which $2,497,000 is recorded in cost of revenue. (See Note 4.)

2. Summary of Significant Accounting Policies

Basis of Presentation

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, consolidated financial statements included in this report reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of the results of operations for the interim periods covered, and of the financial position of the Company at the date of the interim consolidated balance sheet. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to understand the information presented. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These consolidated financial statements should be read in conjunction with the Company’s Form 10-K/A annual report for the year ended December 31, 2000.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from these estimates.

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

Accounts Receivable, Net

The Company estimates an allowance for doubtful accounts based on a periodic review of aged customer balances as well as general economic conditions impacting the Company’s customers.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years. When property and equipment are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in operations. The carrying amounts of long-lived assets are reviewed if facts or changes in circumstances suggest that they may be impaired. If this review indicates that the carrying amounts of long-lived assets will not be recoverable, the carrying amounts of the long-lived assets are reduced accordingly based on the difference between the carrying value and estimated fair value. Fair value is estimated using discounted cash flows or other methods. During the three months ended June 30, 2001, the Company recorded an impairment of its long-lived assets (see Note 4).

Internal-use Software and Website Development Costs

Internal use software and web site development costs are capitalized in accordance with Statement of Position (SOP) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, and Emerging Issues Task Force (EITF) Issue No. 00-02, “Accounting for Web Site Development Costs”. Qualifying costs incurred during the application development stage, which consist primarily of outside services and consultants, are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. No costs qualified for capitalization for the six months ended June 30, 2001 and 2000. Amortization is computed using the straight-line method over the estimated useful lives of the assets, generally three years.

Intangible Assets

The cost of business acquisitions accounted for using the purchase method is allocated first to identifiable assets and liabilities based on estimated fair values. The excess of cost over identifiable assets and liabilities is recorded as goodwill. Identifiable intangible assets are amortized on a straight-line basis over the expected useful lives of the assets, generally one to four years. The carrying amounts of intangible assets and goodwill are reviewed if facts or changes in circumstances suggest that they may be impaired. If this review indicates the carrying amounts of intangible assets and goodwill will not be recoverable, as determined based on estimated undiscounted future cash flows of the acquired assets, the carrying amounts of the intangible assets and goodwill are reduced accordingly based on the difference between the carrying value and estimated fair value. Fair value is estimated using discounted cash flow or other methods. During the three months ended June 30, 2001, the Company recorded an impairment of its intangible assets

(see Note 4).

Restricted Cash

Restricted cash consisted of amounts held as collateral to secure a letter of credit required in lieu of a deposit for a new office lease. During the quarter, the Company terminated the multi-year lease for its headquarters prior to maturity, which resulted in a reduction in Restricted Cash of $7,600,000 (see Note 3) and the immediate recognition of expense related to the lease termination.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, terms are fixed or determinable, services are performed or products are delivered, and collection is probable. Revenue was generated primarily by delivery of advertisements within emails to the Company’s members and delivery of names to its opt-in partners.

Advertising

Advertising arrangements consist primarily of advertisements that are displayed within the Company’s emails. Generally, advertisers pay the Company and the Company recognizes revenue on a per email basis, based on the number of emails delivered to the Company’s members in which the advertisements are displayed. From time to time, the Company may guarantee a minimum number of emails to be delivered containing an advertisement directed at a specific member group. Under these contracts, the Company is not required to forfeit fees received for emails previously delivered and the Company has historically fulfilled the guaranteed minimum number of emails; therefore, revenue is recognized as emails are delivered. The Company may also guarantee a minimum number of sales orders for the advertiser based on the emails delivered. Under these contracts the Company defers all revenue until notification is received from the advertiser that the minimum number of sales orders have been achieved by the advertiser. In addition, the Company may provide advertisers the opportunity for the exclusive right to sponsor advertisements within a specific email category for a specified period of time for a fixed fee. Under these contracts the Company recognizes revenue ratably during the period the advertisement is displayed in the Company’s emails since there is no obligation to provide a minimum number of emails for that individual advertiser during the specific period. The Company’s advertising contracts generally have average terms ranging from one to six months.

Periodically, the Company enters into barter/reciprocal transactions, where it exchanges advertising space within its emails for reciprocal advertising space or traffic on other Web sites. Revenue from barter transactions is recognized in accordance with APB Opinion No. 29, Accounting for Nonmonetary Transactions (APB No. 29), and EITF Issue No. 99-17, Accounting for Advertising Barter Transactions, during the period in which the advertisements are displayed in the Company’s emails. In the absence of sufficient evidence of fair value, the acquired assets are recorded at the book value of the surrendered assets. No gain or loss is recorded from barter transactions as the revenue recognized equals the advertising costs incurred. The Company did not enter into any barter transactions during the six months ended June 30, 2001 and 2000.

Opt-in

Revenue is recognized as affirmative member responses to advertisers’ newsletters and other promotions offered during the Company’s sign up process are delivered to the Company’s opt-in partners. The Company derives opt-in revenue through fees that its opt-in advertising partners pay for member registrations. The Company records revenue net of estimated duplicate member responses to its opt-in partners’ newsletters and other promotions. Duplicate member responses are names, generally in the form of email addresses, that the Company provides to opt-in advertising partners for which the Company’s members have previously registered either through the Company’s sign up process or with the Company’s opt-in advertising partners directly. Historically, opt-in partners have immediately notified the Company of duplicate member responses upon receipt of member registration information, which is transmitted to opt-in partners twice a week. The Company issues credits upon notification of duplicate member responses and, therefore, has not experienced significant differences between the actual and estimated amounts of duplicate member responses. Opt-in partners pay a fixed rate per registration and, upon delivery of the registrations, the Company has no further obligation under the agreements. The Company does not currently anticipate any significant change in the nature of the fees it charges its opt-in partners or in its customer base and believes its historical experience with its opt-in product is predictive of future estimates. For the three and six months ended June 30, 2000, revenue was recorded net of $639,000 and $1,269,000, respectively, for estimated duplicate member responses to the Company’s opt-in partners’ newsletters and other promotions. For the three and six months ended June 30, 2001, no allowance was necessary as the Company recorded revenue net of actual duplicate member responses.

Cash received from customers in advance is recorded as deferred revenue. Advertising and opt-in revenue is recognized as emails and affirmative member responses, respectively, are delivered.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents,

marketable securities and accounts receivable. The Company’s cash and cash equivalents are maintained at six U.S. financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. The majority of the Company’s cash equivalents are invested in short-term commercial paper. No one customer exceeded 10% of the Company’s revenue and accounts receivable at June 30, 2001 and for the three months then ended.

Advertising Costs

Advertising costs are charged to sales and marketing expense as the contractual terms of the advertising contracts are fulfilled. Cash paid in advance of advertising services received is recorded as prepaid expenses that are amortized as services are received. Advertising costs for the three months ended June 30, 2001 and 2000 were $0 and $15,313,000, respectively. Advertising costs for the six months ended June 30, 2001 and 2000 were $2,793,000 and $33,115,000, respectively. At June 30, 2001 and 2000, $0 and $889,000, respectively, of prepaid advertising expense is included in prepaid expenses and other current assets. In conjunction with the Company’s restructuring plan (see Note 3), the Company terminated an agreement for future distribution services in the first quarter of 2001 and, as a result, $1,042,000 of prepaid expenses was written off and included in the restructuring charge in the accompanying consolidated financial statements for the six months ended June 30, 2001.

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

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock-Based Compensation,” and related Interpretations, in accounting for its employee and non-employee directors stock options and complies with the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” Accordingly, the Company measures compensation expense for its employee stock-based compensation using the intrinsic value method and provides pro-forma disclosures of net loss as if the fair value method had been applied in measuring compensation expense. Under the intrinsic value method of accounting for stock-based compensation, when the exercise price of options granted to employees is less than the estimated fair value of the underlying stock on the date of grant, deferred compensation is recognized and is amortized to compensation expense over the applicable vesting period.

The Company measures compensation expense for its non-employee stock-based compensation awards in accordance with SFAS No. 123 and EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” The estimated fair value of the options and warrants issued is used to measure the transaction when it is more reliable than the fair value of the services received. The estimated fair value is measured on the date the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The estimated fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital. A total of 100,000 options were granted to a non-employee during the three months ended June 30, 2001. No options or warrants were issued to non-employees during the three months ended June 30, 2000.

The Company follows FASB Interpretation No. 44 (FIN 44), “Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25,” effective July 1, 2000, to account for exchanges of stock options and awards in purchase business combinations. Accordingly, the fair value of vested stock options and awards issued in exchange for vested stock options and awards of the acquiree is included as part of the purchase price. The fair value of unvested options or awards issued in exchange for unvested options and awards of the acquiree is accounted for as part of the purchase price, and an amount equal to the portion of the intrinsic value of the unvested options or awards related to future vesting is allocated to deferred compensation and recognized over the remaining vesting period. During the three and six months ended June 30, 2001, the Company reduced deferred compensation by $1,105,000 and $3,154,000, respectively, for unvested, forfeited stock options.

Impairment of Long-Lived Assets

The Company evaluates the carrying amounts of long-lived assets when facts or changes in circumstances suggest they may be impaired. If this review indicates the carrying amounts of long-lived assets will not be recoverable, as determined based on estimated undiscounted future cash flows of the acquired assets, the Company will measure the amount of such impairment based on the present value of estimated future cash flows using a discount rate commensurate with the risks involved or other methods. On July 18, 2001, the Company and Cross Media entered into a merger agreement and, on July 19, 2001, the Company publicly announced its intention to merge with Cross Media. Under the proposed merger transaction, Cross Media will pay cash and issue common stock constituting total combined nominal cash and stock consideration of $68.1 million (based on the average last sales price of Cross Media common stock for the 20 trading days immediately preceding the date of the merger agreement), subject to reduction under certain circumstances, for all of the outstanding equity interests in the Company. Based on the value of the proposed merger transaction, the Company determined the carrying value of its long-lived assets as of June 30, 2001, exceeded their fair value. The Company performed an impairment analysis and recorded an impairment charge of $18,023,000, of which $2,497,000 is recorded in cost of revenue (see Note 4).

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

Segment Reporting

The Company adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 replaces the “industry segment” approach with the “management” approach to reporting financial information about an enterprise’s segments. The management approach designates the internal organization that is used by management for allocating resources and assessing performance as the source of the Company’s reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers.

Comprehensive Income

During the periods presented, the Company has not had any significant transactions that are required to be reported in comprehensive income.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) approved Statements of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 addresses financial accounting and reporting for business combinations. All business combinations in the scope of this Statement will be accounted for using the purchase method of accounting. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001, and business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001, or later. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under this Statement, goodwill will no longer be amortized but will be tested for impairment at least annually at the reporting unit level. Goodwill will be tested for impairment on an interim basis if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. Intangible assets which remain subject to amortization will be reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001.

3. Restructuring Charge

During the three and six months ended June 30, 2001, the Company undertook a restructuring plan to reduce costs and focus its efforts on reducing operating losses while evaluating strategic alternatives. Accordingly, restructuring charges totaling $11,703,000 and $14,248,000, respectively, were recorded during the three and six months ended June 30, 2001. During the six months ended June 30, 2001, the Company terminated approximately 85% of its workforce as of December 31, 2000. In addition, the Company negotiated separation and termination agreements with the remaining employees. Of the total restructuring charges for the three and six months ended June 30, 2001,

$2,404,000 and $3,824,000, respectively, related to employee and contract termination benefits, $9,263,000 related to the early termination of the Company’s multi-year lease for its headquarters, and $37,000 and $1,161,000, respectively, related to early termination of various vendor service agreements. Approximately $1,042,000 of this charge was recorded as prepaid expenses and other current assets, and $7,600,000 was recorded as restricted cash as of December 31, 2000, and approximately $3,526,000 was paid in the six months ended June 30, 2001. LifeMinders expects to pay the remainder during 2001.

4. Impairment Charge

Prior to June 30, 2001, the Company began negotiations to merge with Cross Media. In late May of 2001, representatives of Cross Media contacted the Company to discuss a possible merger. On June 21, 2001, Cross Media and the Company executed a letter of intent and term sheet for the merger transaction, which was subsequently modified as of June 27, 2001. On July 18, 2001, the Company and Cross Media entered into a merger agreement and, on July 19, 2001, the Company publicly announced its intention to merge with Cross Media. In the proposed merger transaction, Cross Media will pay cash and issue common stock constituting total aggregate nominal cash and stock consideration of $68.1 million (based on the average last sales price of Cross Media common stock for the 20 trading days immediately preceding the date of the merger agreement), subject to reduction under certain circumstances, for all of the outstanding equity interests in the Company. Based on the value of the proposed merger transaction, the Company determined that the carrying value of its long-lived assets as of June 30, 2001, exceeded their fair value. The Company performed an impairment analysis and recorded an impairment charge of $18,023,000, of which $2,497,000 is recorded in cost of revenue. The major components of the impairment charge are as follows (in thousands):

Property and equipment	$14,079

Identifiable intangible assets	3,259

Investments in unconsolidated entities	685

$18,023

5. Marketable Securities

At December 31, 2000 and June 30, 2001, all marketable debt securities were classified as held-to-maturity and carried at amortized cost, which approximates their fair value. Investments consisted of the following (in thousands):

	December 31, 2000	June 30, 2001

Commercial paper	$11,939	$—

U.S. government securities	8,000	1,000

Total	$19,939	$1,000

All marketable securities held by the Company on December 31, 2000 matured during the six months ended June 30, 2001.

6. Basic and Diluted Loss per Common Share

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations.

Basic and diluted net loss per common share (in thousands, except share and per share data):

	For the three months ended,		For the six months ended,
	June 30,		June 30,

	2000	2001	2000	2001

Net loss available to common stockholders	$(13,746)	$(37,650)	$(31,319)	$(50,691)

Weighted-average shares of common outstanding	23,698,834	26,201,224	22,850,821	26,079,387

Basic and diluted net loss per common share	$(0.58)	$(1.44)	$(1.37)	$(1.94)

7. Segment Information

Through June 30, 2001, the Company operated within two business units: business to consumer marketing and business-to-business marketing (outsourcing). The reportable segments derive revenue from the sale of advertising within each unit’s corresponding medium. The segment operating loss is revenue less direct and allocable expenses. Segment identifiable assets are those that are directly used in or identified to segment operations.

For financial reporting purposes, we have two revenue streams: delivery of advertisements within emails to our members and delivery of opt-in names to our registration partners.

Financial information by segment for the six months ended June 30, 2001 follows:

	Consumer	Outsourcing	Corporate	Total

Revenue	$1,479	$365	$—	$1,844

Impairment charge	(4,928)	(2,393)	(10,702)	(18,023)

Restructuring charge	—	—	(11,703)	(11,703)

Operating loss	(6,892)	(3,802)	(27,622)	(38,316)

Total assets	1,665	658	57,612	59,935

Depreciation and amortization	1,534	745	2,103	4,382

Prior to the third quarter of 2000, the Company operated in one segment: the Internet and related services. Subsequent to June 30, 2001, the Company ceased operations of its outsourcing unit.

8. Subsequent Event

On July 27, 2001, the Company repaid its outstanding capital lease obligations and purchased the associated equipment for $1,149,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes, which appear in Item 1 of this Form 10-Q. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and in the section entitled “Risk Factors” of this Form 10-Q.

Overview

We are an online direct marketing company that sends personalized email messages to a permission-based membership comprised of more than 20 million members. We send to our members personalized email messages, or newsletters, in lifestyle-based interest categories, garnered from member information obtained during the registration process as well as from behavioral information through member interaction within our emails. Our email messages contain helpful reminders and tips directed toward our members’ interests and hobbies and personal events like birthdays and anniversaries.

We were incorporated in Maryland on August 9, 1996 under the name of MinderSoft, Inc. In January 1999, we changed our name to LifeMinders.com, Inc. and reincorporated in Delaware on July 2, 1999. In June 2000, we changed our name to LifeMinders, Inc.

Comparability of Results — Restructuring Charge

In May 2001, we announced that we were significantly scaling back our business operations and reducing our work force while we evaluated strategic alternatives. This decision was based on the continued decline in revenue from online advertising historically and for the foreseeable future. In addition, we believe that opportunities for online advertising revenue will continue to decline since we are producing and delivering a substantially lower number of emails and do not expect to develop any new email products at this time. Since May, we have maintained selected email products. During the six months ended June 30, 2001, we undertook a restructuring plan to reduce costs and focus our efforts on reducing operating losses while evaluating strategic alternatives. Accordingly, restructuring charges totaling $14,248,000 were recorded during the period. During the six months ended June 30, 2001, we terminated approximately 85% of our workforce as of December 31, 2000. In addition, we negotiated separation and termination agreements with our remaining employees. Of the total restructuring charges, approximately $3,824,000 related to employee and contract termination benefits, $9,263,000 related to the early termination of our multi-year lease for our headquarters, and approximately $1,161,000 related to early termination of various vendor service agreements. Approximately $1,042,000 of this charge was recorded as prepaid expenses and other current assets, $7,600,000 was recorded as restricted cash as of December 31, 2000, and approximately $3,526,000 was paid in the six months ended June 30, 2001. We expect to pay the remainder during 2001.

Recent Developments

Prior to June 30, 2001, we began negotiations with Cross Media Marketing Corporation, a Delaware corporation. On July 18, 2001, we entered into a merger agreement with Cross Media and, on July 19, 2001, we publicly announced our proposed merger with Cross Media. Cross Media is a direct marketing company that integrates sophisticated marketing skills with new technologies for the sale of multi-magazine subscription packages, discount buying club memberships and telecommunications services. In the proposed merger transaction, Cross Media will pay cash and issue common stock constituting total aggregate nominal cash and stock consideration of $68.1 million (based on the average last sale price of Cross Media common stock for the 20 trading days immediately preceding the date of the merger agreement), subject to reduction under certain circumstances, for all of our outstanding equity interests. Based on the value of the proposed merger transaction, we determined the carrying value of our long-lived assets as of June 30, 2001, exceeded their fair value. We performed an impairment analysis and recorded an impairment charge of $18,023,000, of which $2,497,000 is recorded in cost of revenue. The major components of the impairment charge are as follows (in thousands):

Property and equipment	$14,079

Identifiable intangible assets	3,259

Investments in unconsolidated entities	685

$18,023

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

Advertising

Advertising arrangements consist primarily of advertisements that are displayed within our emails. Generally, advertisers pay us and we recognize revenue on a per email basis, based on the number of emails delivered to our members in which the advertisements are displayed. From time to time, we may guarantee a minimum number of emails to be delivered containing an advertisement directed at a specific member group. Under these contracts, we are not required to forfeit fees received for emails previously delivered and we have historically fulfilled the guaranteed minimum number of emails; therefore, revenue is recognized as e- mails are delivered. We may also guarantee a minimum number of sales orders for the advertiser based on the emails delivered. Under these contracts we defer all revenue until notification is received from the advertiser that the minimum number of sales orders have been achieved by the advertiser. In addition, we may provide advertisers the opportunity for the exclusive right to sponsor advertisements within a specific email category for a specified period of time for a fixed fee. Under these contracts we recognize revenue ratably during the period the advertisement is displayed in our emails since there is no obligation to provide a minimum number of emails for that individual advertiser during the specific period. Our advertising contracts generally have average terms ranging from one to six months.

Periodically, we enter into barter/reciprocal transactions, where we exchange advertising space within our emails for reciprocal advertising space or traffic on other Web sites. Revenue from barter transactions is recognized in accordance with APB Opinion No. 29, Accounting for Nonmonetary Transactions (APB No. 29), and EITF Issue No. 99-17, Accounting for Advertising Barter Transactions, during the period in which the advertisements are displayed in our emails. In the absence of sufficient evidence of fair value, the acquired assets are recorded at the book value of the surrendered assets. No gain or loss is recorded from barter transactions as the revenue recognized equals the advertising costs incurred. For the six months ended June 30, 2001 and 2000, we did not enter into any barter agreements.

Opt-in

Revenue is recognized as affirmative member responses to advertisers’ newsletters and other promotions offered during our registration program are delivered to our opt-in partners. We derive opt-in revenue through fees that our opt-in advertising partners pay for member registrations. We record revenue net of estimated duplicate member responses to our opt-in partners’ newsletters and other promotions. Duplicate member responses are names, generally in the form of email addresses, that we provide to opt-in advertising partners for which our members have previously registered either through our sign up process or with our opt-in advertising partners directly. Historically, opt-in partners have immediately notified us of duplicate member responses upon receipt of member registration information, which is transmitted to opt-in partners twice a week. We issue credits upon notification of duplicate member responses and, therefore, we have not experienced significant differences between the actual and estimated amounts of duplicate member responses. Opt-in partners pay a fixed rate per registration and, upon delivery of the registrations, we have no further obligation under the agreements. We do not currently anticipate any significant change in the nature of the fees we charge our opt-in partners or in our customer base and believe our historical experience with our opt-in product is predictive of future estimates. For the three and six months ended June 30, 2000, revenue was recorded net of $639,000 and $1,269,000, respectively, for estimated duplicate member responses to our opt-in partners’ newsletters and other promotions. For the three and six months ended June 30, 2001, no allowance was necessary as we recorded revenue net of actual duplicate member responses.

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

Sales and Marketing

Sales and marketing expenses include advertising and promotional expenses, salaries, sales commissions, employee benefits, stock-based compensation, travel and related expenses of our direct sales force, marketing, and sales support functions. Prior to the fourth quarter of 2000, our primary focus was to increase our revenue through rapid growth in our member base and brand awareness. As a result, our largest expense related to banner-type advertising campaigns on portals and websites. Beginning in the fourth quarter of 2000, we redirected our advertising efforts and budget toward obtaining highly engaged members through performance-based advertising campaigns. Accordingly, we have significantly reduced our member acquisition costs in 2001. Marketing costs associated with increasing our member base are expensed in the period incurred.

Research and Development

Research and development costs include expenses for the development of new or improved technologies designed to enhance the performance of our offerings, including the salaries, stock-based compensation and related expenses for our engineering department, as well as costs for contracted services and co-location facilities and depreciation on equipment. In 2000, we incurred significant costs associated with the development and expansion of our systems infrastructure to support our rapid member growth. During 2001, we have seen a significant decrease in research and development costs as a result of the scaling back or our operations.

General and Administrative

General and administrative expenses include salaries, stock-based compensation and employee benefits for our executive, finance, legal and human resources personnel. In addition, general and administrative expenses include fees for professional services and occupancy costs. General and administrative expenses have decreased in absolute dollars, in part due to reductions in workforce and associated expenses in the first and second quarters of 2001 (see discussion of restructuring charge above).

Stock-Based Compensation

In connection with the grant of stock options to employees during the year ended December 31, 1999, deferred compensation of $5,702,000 was recorded as a reduction to stockholders’ equity. This deferred compensation represented the difference between the estimated fair value of our common stock and the exercise price of these options at the date of grant prior to our initial public offering. Additionally, in accordance with FIN 44, effective July 1, 2000, $2,624,000 and $622,000 of deferred compensation was recognized upon the assumption of outstanding options that are exercisable to acquire our common stock associated with the acquisition of smartRay Networks and eCoupons, respectively. Deferred compensation is amortized over the vesting periods of the applicable options. During the three and six months ended June 30, 2001, we reduced deferred compensation by $1,105,000 and $3,154,000, respectively, for unvested, forfeited stock options.

For the three months ended June 30, 2001 and 2000, $5,000 and $14,000 of amortization of deferred compensation, respectively, was included in cost of sales, $57,000 and $171,000, respectively, was included in sales and marketing expense, $186,000 and $75,000, respectively, was included in research and development expense, and $52,000 and $97,000, respectively, was included in general and administrative expense. For the six months ended June 30, 2001 and 2000, $12,000 and $29,000 of amortization of deferred compensation, respectively, was included in cost of sales, $207,000 and $341,000, respectively, was included in sales and marketing expense, $361,000 and $150,000, respectively, was included in research and development expense, and $93,000 and $193,000, respectively, was included in general and administrative expense.

Inflation

We do not currently anticipate that inflation will have a material impact on our cash flows, results of operations or financial position.

Results of Operations

Revenue. Revenue was $1,844,000 and $7,347,000 for the three and six months ended June 30, 2001, respectively, which represents a decrease of 87% and 71%, respectively, when compared with the corresponding periods in 2000. Advertising revenue was $1,729,000 and $6,933,000, respectively, for the three and six months ended June 30, 2001, respectively, which represents decreases of 86% and 66%, respectively, when compared with the corresponding periods in 2000. The decrease in advertising revenue is due to the scaling back of our business operations and the continuing significant deterioration of the online advertising market. Opt-in revenue was $115,000 and $414,000 for the three and six months ended June 30, 2001, respectively, which represents decreases of 94% and 92%, respectively, when compared with the corresponding periods in 2000. Opt-in revenue is largely derived as new members register for our service. In connection with the scaling back of our business operations, we have significantly reduced advertising expenditures and, as a result, have experienced a decline in new member registrations. The decline in opt-in revenue is directly attributable to reduced new member registrations.

Cost of revenue. Cost of revenue was $4,638,000 and $6,836,000, or 252% and 93% of total revenue, for the three and six months ended June 30, 2001, respectively. Cost of revenue for the three and six months ended June 30, 2001, included an impairment charge of $2,497,000, or 135% and 34% of revenues, respectively, related to the impairment of certain long-lived assets. Cost of revenue excluding the impairment charge was $2,141,000 and $4,339,000, or 116% and 59% of total revenue, for the three and six months ended June 30, 2001, respectively. Cost of revenue was $1,495,000 and $2,295,000, or 10% and 9% of total revenue, for the three and six months ended June 30, 2000, respectively. Our cost of revenue excluding impairment charges for the three months ended June 30, 2001 primarily consisted of expenses related to the production of our email content by our editorial and production staff, maintenance of existing member profiles and housing fees associated with and depreciation of the computer systems necessary to operate our service. The increase in cost of revenue for the three and six months ended June 30, 2001 as compared to the comparable periods in 2000, was $646,000 and $2,044,000, respectively. Of these increases, 196% and 122%, respectively, were attributable to increased costs associated with housing fees and depreciation costs of additional computer equipment which was acquired principally in the third and fourth quarters of 2000 to support our then rapidly growing membership base. These increases were partially offset by a

68% and 19% decrease, respectively, associated with the discontinuance of our wireless business in December 2000. Remaining offsetting decreases are principally comprised of reductions in work force associated with the termination of editorial and production staff responsible for the production of our email content.

Sales and marketing. Sales and marketing expenses were $3,443,000 and $11,356,000, or 187% and 155% of total revenue, for the three and six months ended June, 2001, respectively. Sales and marketing expenses were $19,686,000 and $44,401,000, or 134% and 173%, for the three and six months ended June 2000, respectively. Of the $16,243,000 decrease for the three months ended June 30, 2001 as compared to the comparable period in 2000, 96% resulted from a reduction in advertising costs paid to acquire new members through the purchase of banner advertisements and similar services on the Web. Of the $33,045,000 decrease for the six months ended June 30, 2001 as compared to the comparable period in 2000, 92% resulted from a reduction in advertising costs paid to acquire new members through the purchase of banner advertisements and similar services on the Web. The remaining decrease was due to a reduction in expenses resulting from cost cutting efforts.

Research and development. Research and development expenses were $760,000 and $2,607,000, or 41% and 35% of total revenue, for the three and six months ended June 30, 2001, respectively. Research and development expenses were $1,862,000 and $3,277,000, or 13% and 13% of total revenue, for the three and six months ended June 30, 2000, respectively. The $1,102,000 decrease for the three months ended March 31, 2001 as compared to the comparable period in 2000, was due primarily to a downsizing of our technical staff and associated cost savings. The $670,000 decrease for the six months ended June 30, 2001 as compared to the comparable period in 2000, was likewise due to the downsizing of our technical staff and associated cost savings.

General and administrative. General and administrative expenses were $2,978,000 and $7,097,000, or 161% and 97% of total revenue, for the three and six months ended June 30, 2001, respectively. General and administrative expenses were $4,109,000 and $6,916,000, or 28% and 27% of total revenue, for the three and six months ended June 30, 2000, respectively. Of the $1,131,000 decrease for the three months ended June 30, 2001, as compared to the comparable period in 2000, 37% is the result of decreased doubtful accounts expense due to a decreasing sales volume. Another 54% is attributable to decreases in employment related expenses due to staff downsizing. The remaining net 9% decrease is due to a variety of miscellaneous general and administrative expense reductions, which offset a 59% increase in general and administrative expenses related to increased occupancy costs associated with the new headquarters facility we occupied in November 2000. The $122,000 increase in general and administrative expense for the six months ended June 30, 2001, as compared to the comparable period in 2000, reflects the fact that cost cutting efforts on a number of general and administrative expense fronts as well as a significant sales volume-related decrease in doubtful accounts nearly offset certain expense increases, most notably an increase in occupancy expense associated with the new headquarters facility.

Depreciation and amortization. Depreciation and amortization expenses were $1,112,000 and $2,222,000, or 60% and 30% of total revenue, for the three months and six months ended June 30, 2001, respectively. Depreciation and amortization expenses were $562,000 and $750,000, or 4% and 3% of total revenues, for the comparable period in 2000. Of the $550,000 increase for the three months ended June, 2001 as compared to the comparable period in 2000, 91% resulted from an increase in the depreciation of computers and software acquired to support our membership growth in 2000. The remaining 9% was a combination of various depreciation and amortization increasing and decreasing items, with the largest of these being increased depreciation associated with furniture for the new headquarters facility. Of the $1,472,000 increase for the six months ended June, 2001 as compared to the comparable period in 2000, 65% resulted from an increase in the depreciation of computers and software acquired to support our actual and anticipated membership growth. An additional 21% resulted from an increase in intangibles amortization associated with corporate acquisitions. The remaining 14% resulted from a combination of various depreciation and amortization increasing and decreasing items, with the largest of these being increased depreciation associated with furniture for the new headquarters facility.

Impairment Charge. Prior to June 30, 2001, we began negotiations to merge with Cross Media. In late May of 2001, representatives of Cross Media contacted us to discuss a possible merger. On June 21, 2001, Cross Media and we executed a letter of intent and term sheet for the merger transaction, which was subsequently modified as of June 27, 2001. On July 18, 2001, Cross Media and we entered into a merger agreement and, on July 19, 2001, we publicly announced our intention to merge with Cross Media. Under the proposed merger transaction, Cross Media will pay cash and issue common stock constituting total combined nominal cash and stock consideration of $68.1 million (based on the average last sales price of Cross Media common stock for the 20 trading days immediately preceding the date of the merger agreement), subject to reduction under certain circumstances, for all of our outstanding equity interests. Based on the value of the proposed merger transaction, we determined the carrying value of our long-lived assets as of June 30, 2001, exceeded their fair value. We performed an impairment analysis and recorded an impairment charge of $18,023,000, of which $2,497,000 is recorded in cost of revenue.

Restructuring Charge. In May 2001, we announced that we were significantly scaling back our business operations and reducing our work force while we evaluated strategic alternatives. This decision was based on the continued decline of revenue from online advertising historically and for the foreseeable future. In addition, opportunities for online advertising revenue will decline since we are producing and delivering a substantially lower number of emails and do not expect to develop any new email products at this time. Since May 2001, we have maintained selected email products. During the six months ended June 30, 2001, we undertook a restructuring plan to reduce costs and focus our efforts on reducing operating losses while evaluating strategic alternatives. Accordingly, restructuring charges totaling $14,248,000 were recorded during the period. During the six months ended June 30, 2001, we terminated approximately 85% of our workforce as of December 31, 2000. In addition, we negotiated separation and termination agreements with our remaining employees. Of the total restructuring charges, approximately $3,824,000 related to employee and contract termination benefits, $9,263,000 related to the early termination of our multi-year lease for our headquarters, and approximately $1,161,000 related to early termination of various vendor service agreements. Approximately $1,042,000 of this charge was recorded as prepaid expenses and other current assets, $7,600,000 was recorded as restricted cash as of December 31, 2000, and approximately $3,526,000 was paid in the six months ended June 30, 2001. We expect to pay the remainder during 2001.

Interest income, net. Interest income was $437,000 and $1,625,000, or 24% and 22% of total revenue, for the three and six months ended June 30, 2001, respectively. For the comparable periods in 2000, interest income was $1,606,000 and $2,979,000, or 11% and 12% of total revenue, respectively. This decrease from year 2000 to 2001 for the comparable three and six month periods, was due primarily to a lower average funds balance available for investment in short-term investments and lower prevailing interest rates. Interest expense, primarily on notes and leases used to finance equipment purchases, for the three and six months ended June 30, 2001, was $44,000 and $122,000, respectively. Interest expense for the three and six months ended June 30, 2000, was $167,000 and $262,000. The decrease in interest expense from year 2000 to 2001 reflects the fact that loans and lease balances were being paid down, with no additional borrowing occurring during the six months ended June 30, 2001.

Income taxes. No income tax provision or benefit has been recorded for any of the periods presented since we have not generated taxable income to date. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management believes it is more likely than not that we will not have sufficient taxable income in the years over which the majority of temporary differences will reverse to realize the deferred tax assets. As a result, we recorded a full valuation allowance in the accompanying consolidated financial statements as of June 30, 2001.

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

Liquidity and Capital Resources

In November 1999, we raised $61,715,000 in net proceeds from our initial public offering. In February 2000, we completed a follow-on offering that raised $85,899,000 in net proceeds. As of June 30, 2001, we had $54,791,000 of cash and cash equivalents and marketable securities. Outstanding equipment financing, comprising capital leases, totaled $1,069,000 at June 30, 2001. All notes payable balances were retired during the second quarter. The outstanding capital lease obligations were repaid subsequent to June 30, 2001 out of existing cash and cash equivalents. We negotiated an early termination of our headquarters’ office lease during the second quarter of 2001 for $9,263,000. Of this amount, $7,600,000 was drawn and paid from a letter of credit secured by restricted cash of $7,600,000. The balance of the settlement obligation was paid from existing cash and cash equivalents subsequent to June 30, 2001.

Net cash used in operating activities was $14,802,000 for the six months ended June 30, 2001. Cash used in operating activities for the six months ended June 30, 2001 resulted primarily from net losses, which were partially offset by noncash items and collections of accounts receivable.

Net cash provided by investing activities was $27,071,000 for the six months ended June 30, 2001. Cash provided by investing activities for the six months ended June 30, 2001 was related to maturities of marketable securities, redemption of restricted cash associated with the drawing of a letter of credit securing our office lease and repayment of a note receivable.

Net cash used in financing activities was $1,249,000 for the six months ended June 30, 2001. Cash used in financing activities for the six months ended June 30, 2001 resulted from repayments of notes payable and capital lease obligations totaling $1,752,000. These repayments were partially offset by cash receipts of $493,000 from the exercise of stock of stock options and $10,000 in receipts from an employee stock purchase plan.

During 2000, our focus was on growing our member base and enhancing the infrastructure associated with a rapidly expanding membership, resulting in significant advertising expenditures and costs associated with the development of use software systems and the hardware to support and service our member database. Given our announced scaling back of operations and our intention to merge with Cross Media, we have not continued and do not currently plan to continue the same level of activity in 2001. Also, given our announced scaling back of operations and our intention to merge with Cross Media, we do not anticipate that we will continue to experience significant capital expenditures nor do we expect significant growth in our operating expenses for 2001. As of June 30, 2001, we terminated approximately 85% of our total workforce as of December 31, 2000. In addition, we negotiated separation and termination agreements with the remaining employees. These reductions will have a significant impact on future results of operations because approximately 17% of our total expenses in 2000, including costs of sales but excluding impairment of long-lived assets, related to salaries and related benefits, including stock-based compensation.

On July 18, 2001, we entered into a merger agreement with Cross Media and, on July 19, 2001, we announced our intention to merge with Cross Media. In the proposed merger transaction, Cross Media would pay cash and issue common stock constituting total aggregate nominal cash and stock consideration of $68.1 million (based on the average last sales price of Cross Media common stock for the 20 trading days immediately preceding the date of the merger agreement), subject to reduction under certain circumstances, for all of our outstanding equity interests. If the merger is not consummated for any reason, we may continue to evaluate possible acquisitions of companies and investments in businesses, which may require the use of cash. In addition, we will have incurred substantial costs associated with the Cross Media merger, which will be payable regardless of whether the merger is consummated. In certain circumstances, we are obligated to pay Cross Media a fee of $2.8 million if the merger is terminated, which would further reduce our cash balances. If we are unable to consummate the proposed Cross Media merger, and our board of directors does not determine that another sale or merger transaction would be in the best interests of our stockholders, the board of directors may determine the best alternative is to discontinue operations, sell our remaining noncash assets and, after repayment of all obligations, distribute the net proceeds to our stockholders. In the event of a liquidation, the amount and timing of any distributions to stockholders cannot be currently determined. We believe that our existing cash and cash equivalents will be sufficient to meet anticipated cash needs for working capital, investment or acquisition related expenditures, capital expenditures and any costs associated with the scaling back of our operations for the foreseeable future. The consummation of the merger transaction with Cross Media is subject to a number of conditions precedent, including the receipt of the approval of both the LifeMinders and Cross Media stockholders, and many of these conditions are beyond our control. We cannot assure you that we will be able to satisfy all of these conditions. Further, the proposed merger with Cross Media may be terminated under certain circumstances. Accordingly, we cannot assure you that we will be able to consummate the proposed merger with Cross Media or an alternative merger or acquisition transaction.

Risk Factors

We may not be able to consummate the proposed merger with Cross Media, or any alternative merger or acquisition transaction.

The consummation of the merger transaction with Cross Media is subject to a number of conditions precedent, including the receipt of the approval of both the LifeMinders and Cross Media stockholders. Many of these conditions precedent are beyond our control. We cannot assure you that all of these conditions precedent will be satisfied or waived, and that we will consummate the merger with Cross Media. Further, the proposed merger with Cross Media may be terminated by either Cross Media or by LifeMinders under certain circumstances. Accordingly, we cannot assure you that we will be able to consummate the proposed merger with Cross Media or an alternative merger or acquisition transaction. If the proposed merger with Cross Media is not consummated, our board of directors currently intends to consider and pursue alternative strategic transactions, including other possible mergers or acquisitions involving LifeMinders, or a liquidation of LifeMinders. We do not currently have any such alternative mergers or acquisitions and we cannot assure you that we will be able to identify or negotiate any such alternative transactions, the timing of completing any such transaction if any are identified, or the terms of any such transaction that we are able to identify.

If we consummate the proposed merger with Cross Media, our stockholders may not realize the expected benefits of the proposed merger.

The proposed merger has several terms that may prevent LifeMinders’ stockholders from realizing the financial benefits that were anticipated from the merger at the time that the merger agreement was signed. In the merger agreement with Cross Media, Cross Media would pay cash and stock consideration to LifeMinders stockholders with a nominal aggregate value of $68.1 million (based on the average last sale price of Cross Media common stock for the 20 trading days immediately preceding the date of the merger agreement), subject to reduction in the event of a cash shortfall. The actual value of the aggregate merger consideration received by each LifeMinders stockholder will be affected by:

•	the market value of shares of Cross Media common stock on the date the merger is completed, which may be different from the value of Cross Media common stock on July 18, 2001, the date the merger agreement was signed; and

•	the amount of the cash portion of the merger consideration available for distribution to each stockholder of LifeMinders on the date on which the merger is consummated. This amount may change as a result of, among other things, the cash shortfall adjustment and the number of stockholders electing a cash only payout of the merger consideration.

In addition, if the merger fails to qualify as a “reorganization” for federal income tax purposes, LifeMinders stockholders receiving Cross Media common stock in the merger in exchange for their LifeMinders common stock may not be able to defer tax on all or a portion of any gain realized on the exchange.

We may be obligated to pay Cross Media a $2.8 million termination fee if we terminate the merger agreement for certain reasons.

LifeMinders and Cross Media also have the right to terminate the merger agreement in certain circumstances. Among other reasons, LifeMinders has the right to terminate the merger agreement if the volume weighted average closing price of Cross Media common stock over any 10 consecutive trading days between July 18, 2001 and the closing date of the merger is less than $1.0915 per share. Under certain circumstances, if LifeMinders or Cross Media terminates the merger agreement, LifeMinders may be required to pay to Cross Media a termination fee of up to $2.8 million.

Failure to complete the merger could negatively impact LifeMinders' future operations.

If the merger is not completed for any reason, LifeMinders may be subject to a number of material risks, including the following:

•	LifeMinders may be required, under certain circumstances, to pay to Cross Media a termination fee of up to $2.8 million;

•	LifeMinders may experience a negative reaction, from both the financial markets and customers, to termination of the merger; and

•	LifeMinders must pay the costs related to the merger, such as amounts payable to legal and financial advisors and independent accountants, even if the merger is not completed.

If we do not complete the proposed merger with Cross Media, the market price of our common stock could be negatively affected.

If the merger is not completed, LifeMinders may discontinue its operations and liquidate.

If the merger is not completed and LifeMinders is unable to conclude that another sale or merger transaction would be in the best interests of its stockholders, the board of directors may determine that the best alternative is to discontinue operations, sell its remaining non-cash assets and, after payment of all obligations, distribute the net proceeds to its stockholders. The amount and timing of any distributions to stockholders in a liquidation cannot be determined because they would depend on a variety of factors, including the amount of proceeds received from any asset sales or dispositions, the time and amount required to resolve outstanding obligations and the amount of any reserves for future contingencies. In addition, LifeMinders will have incurred substantial costs associated with the merger, which will be payable regardless of whether the merger is consummated. Payment of these costs will reduce LifeMinders’ remaining cash balances and the amount that would otherwise be distributable to LifeMinders’ stockholders in a liquidation. In certain circumstances, LifeMinders is obligated to pay Cross Media a fee of $2.8 million if the merger agreement is terminated, which would further reduce LifeMinders’ cash balances.

LifeMinders has scaled back its business operations and has significantly reduced its work force. LifeMinders expects that these actions, coupled with continuing weakness in the online advertising market, will significantly reduce any future revenues.

As announced on May 10, 2001, the LifeMinders’ board of directors decided to significantly scale back its business operations and reduce its work force. LifeMinders believes that its revenues from online advertising and other existing lines of business for the foreseeable future will continue to decline substantially from that reported in prior periods. LifeMinders expects this decline because, among other reasons, it believes that:

•	the market for online advertising will continue to decline significantly;

•	opportunities for online advertising revenues will decline because LifeMinders will be producing and delivering a substantially lower number of emails;

•	LifeMinders will not engage in active marketing, sales and advertising activities in the event the merger is not completed;

•	LifeMinders does not expect to develop any new email products during this period; and

•	LifeMinders’ management and other key employees will spend a significant portion of their time completing the merger, or in the event the merger is not completed, in identifying and evaluating strategic alternatives.

In addition, LifeMinder’s existing advertising customers may choose not to place online advertising with LifeMinders as a result of concerns about the future of its business operations.

LifeMinders has incurred significant losses and, if the merger is not completed, expects continued losses for the foreseeable future.

LifeMinders has never achieved profitability and, if the merger is not completed and LifeMinders continues its operations, expects to continue to incur operating losses for the foreseeable future. As of June 30, 2001, LifeMinders had an accumulated deficit of $194,270,000. LifeMinders incurred net losses of $50,691,000 for the six months ended June 30, 2001, and $109,508,000 for the year ended December 31, 2000. LifeMinders cannot be certain that, if the merger is not completed and the company decides to continue its operations, it will ever generate sufficient revenue to achieve profitability. If LifeMinders’ future revenue is lower than currently anticipated, or its operating expenses exceed its estimates, it would incur greater losses than anticipated and LifeMinders would be required to further reduce its cash balance to support its continued operations. Such circumstances could make LifeMinders less desirable as an acquisition candidate, reduce its value in any sale or merger transaction, and reduce the amount of proceeds available to LifeMinders’ stockholders in the event of a liquidation. If the merger is not completed, there is no guarantee that LifeMinders will be able to identify or successfully complete a sale or merger of LifeMinders.

LifeMinders common stock has experienced a sharp decline in value. If the merger is not completed, LifeMinders’ stock price may continue to decline.

The market price of LifeMinders common stock has experienced a decline and, if the merger is not completed, may decline further as a result of LifeMinders’ decision to scale back business operations, or as a result of fluctuations in its quarterly results of operations. The market price of LifeMinders common stock has declined from a high of $91.00 per common share at March 9, 2000 to a low of $0.53 at April 3, 2001. On August 10, 2001, the closing price per share of LifeMinders common stock as reported on The Nasdaq National Market was $1.54 per share. LifeMinders believes that the market price of its common stock has been significantly and adversely affected by the sharp decline in the online advertising market. LifeMinders also believes that, if the merger is not completed, its common stock price may decline further in the future as a result of LifeMinders’ decision to scale back operations and because of the significantly lower revenues reported in its quarterly results of operations for the quarters ended December 31, 2000 and March 31, 2001. In addition, LifeMinders believes that in the future, fluctuations in its quarterly results and the negative online advertising market, as well as many of the other risk factors pertaining to LifeMinders, may negatively affect LifeMinders’ quarterly operating results and contribute to fluctuations in its common stock price.

If the merger is not completed, LifeMinders may continue to seek and evaluate potential strategic alternatives, including a potential sale or merger of LifeMinders. A further decline in the price of LifeMinders common stock may adversely affect LifeMinders’ ability to complete an alternative transaction involving stock as all or part of the consideration.

In addition, if the price of LifeMinders common stock remains low, it may be delisted by Nasdaq and become subject to special rules applicable to low priced stocks, which may reduce the liquidity of the shares.

LifeMinders’ ability to continue to operate its scaled down business and to identify, evaluate and if the merger is not completed, complete alternative transactions, is dependent upon its ability to retain the remaining members of management and other key employees.

Since the fourth quarter of 2000, LifeMinders has laid off approximately 85% of its workforce. LifeMinders may have difficulty retaining the remaining members of its management team and other key employees on whom it will depend to continue to operate its scaled down business and complete this merger, and, if the merger is not completed, to assist in identifying, evaluating and completing any alternative transactions or the liquidation of the company. If LifeMinders is unable to retain its management and other key employees through this process, continuation of its business operations and its ability, if necessary, to identify, evaluate and complete an alternative transaction could be materially and adversely affected. LifeMinders has agreed to pay bonuses to certain employees that are key to LifeMinders’ continued operations if such employees remained until August 31, 2001. The merger will not be complete by this date, and LifeMinders cannot be certain that these key employees will remain with LifeMinders until the completion of the merger or, if the merger is not completed, until it can identify, evaluate and complete an alternative transaction.

LifeMinders has only a limited operating history upon which to evaluate its business and prospects.

LifeMinders has only a limited operating history upon which to evaluate its business and prospects and the online direct marketing industry is relatively new and rapidly evolving. This has historically presented many risks and uncertainties including:

•	the ability to compete effectively against other companies;

•	the need to retain and motivate qualified personnel;

•	the ability to anticipate and adapt to the changing market;

•	the ability to develop and introduce new products and services and continue to develop and upgrade technology; and

•	the need to attract and retain a large number of customers from a variety of industries.

LifeMinders has also historically depended on the growing use of the Internet for advertising, commerce and communications, and on general economic conditions.

LifeMinders cannot assure you that, in the event the merger is not completed and it continues to operate its business, it will successfully address these risks and uncertainties, particularly because of its recent scaling back of operations. If the merger is not completed, and LifeMinders is unsuccessful in addressing these risks and uncertainties, it may not be able to generate sufficient revenue to fund its continued operations. In that event, LifeMinders would be required to reduce its cash balances to fund operations, which could make it less desirable as an acquisition candidate or reduce its value in any sale or merger transaction, and would reduce the amount of proceeds available for distribution to LifeMinders stockholders in the event of a liquidation of LifeMinders.

If the merger is not completed, LifeMinders may not be able to generate sufficient revenue to support its continued operations if the acceptance of online advertising, which is new and unpredictable, does not develop and expand.

LifeMinders has historically derived a substantial portion of its revenue from online advertising and direct marketing, including both email and Web-based programs. The profit potential for this business model is unproven. The Internet has not existed long enough as an advertising medium to demonstrate its effectiveness relative to traditional advertising. Advertisers and advertising agencies that have historically relied on traditional advertising may be reluctant or slow to adopt online advertising. Many potential advertisers have limited or no experience using email or the Web as an advertising medium. They may have allocated only a limited portion of their advertising budgets to online advertising, or may find online advertising to be less effective for promoting their products and services than traditional advertising media. Further, LifeMinders’ email and Web-based programs may not generate sufficient user traffic with demographic characteristics attractive to advertisers. LifeMinders is also affected by general industry conditions governing the supply and demand of Internet advertising.

LifeMinders’ results of operations have been adversely affected in recent quarters as a result of a significantly declining market for online advertising, and LifeMinders expects that those adverse market conditions will continue. If the market for online advertising fails to improve or deteriorates more than LifeMinders expects and the merger is not completed, LifeMinders may not be able to generate sufficient revenue to support its continued operations. In that event, LifeMinders would be required to reduce its cash balance, which could make it less desirable as an acquisition candidate or reduce its value in any sale or merger transaction, and would reduce the amount of proceeds available for distribution to its stockholders in the event of a liquidation of LifeMinders.

LifeMinders’ advertising customers and the companies with which it has other business relationships may experience adverse business conditions that could adversely affect LifeMinders’ business.

Some of LifeMinders’ customers may experience difficulty in supporting their current operations and implementing their business plans. These customers may reduce their spending on LifeMinders’ products and services, or may not be able to discharge their payment and other obligations to LifeMinders. The non-payment or late payment of amounts due to LifeMinders from a significant customer would negatively impact LifeMinders’ financial condition. These circumstances are influenced by general economic and industry conditions, and could have a material adverse impact on LifeMinders’ business, financial condition and results of operations. In addition to intense competition, the overall market for Internet advertising has been characterized in recent quarters by increasing softness of demand, the reduction or cancellation of advertising contracts, an increased risk of uncollectible receivables from advertisers, and the reduction of Internet advertising budgets, especially by Internet-related companies. LifeMinders’ customers may experience difficulty in raising capital, or may be anticipating such difficulties, and therefore may elect to scale back the resources they devote to advertising, including on LifeMinders’ system. Other companies in the Internet industry have depleted their available capital, and could cease operations or file for bankruptcy protection. If the merger is not completed and the current environment for Internet advertising does not improve, LifeMinders’ business, results of operations and financial condition could be materially adversely affected.

If LifeMinders does not maintain an engaged member base, it may not be able to compete effectively for, or maintain, advertisers and its business could be adversely affected.

LifeMinders’ revenue has been derived primarily from advertisers seeking an engaged, targeted audience for their advertisements. Although LifeMinders intends to continue to produce and distribute emails to its members, it has scaled back its business operations and has reduced the number of emails it sends to members. LifeMinders has discontinued most of its member related marketing activities. Accordingly, LifeMinders does not expect growth in its member base, nor does it expect to develop new products.

A significant portion of LifeMinders’ revenue has historically been derived from performance-based and revenue sharing arrangements. Under these arrangements, advertisers pay LifeMinders in part based on member responses to advertisements and promotions placed in email newsletters. If LifeMinders’ members do not respond to advertisements and promotions placed in email newsletters, the company’s revenue could be materially and adversely affected.

If LifeMinders is unable to maintain an engaged member base by keeping its current members active (i.e., opening email newsletters and responding to the advertisements contained in those newsletters), advertisers could find LifeMinders’ audience less attractive and effective for promoting their products and services. LifeMinders currently expects that it will experience difficulty retaining its existing advertisers, and has ceased its efforts to solicit additional advertisers, which will likely reduce its future revenues from online advertising and opt-in advertising, which represent a majority of LifeMinders’ revenues to date.

Competition in the online advertising market industry is intense, and LifeMinders’ scaled back operations may make it more difficult for it to compete effectively and may reduce its ability to retain and attract advertisers.

If the merger is not completed and LifeMinders continues operations, it will continue to face intense competition from both traditional and online advertising and direct marketing businesses. LifeMinders scaled-back operations may make it more difficult to compete effectively with its competitors. If it is not able to compete effectively, LifeMinders may not be able to retain current advertisers or attract new advertisers. This would reduce LifeMinders’ revenues and it would need to reduce its cash balance to support its continued operations, which could make LifeMinders less desirable for an alternative transaction and would reduce the amount of proceeds available for distribution to stockholders in the event of a liquidation. LifeMinders faces competition for marketing dollars from online portals and community Web sites such as AOL, Yahoo!, and CNET Networks, Inc. In addition, several other companies offer competitive email direct marketing services for LifeMinders’ consumer products, including coolsavings.com, MyPoints.com, NetCreations, YesMail.com and Digital Impact. Additionally, traditional advertising agencies and direct marketing companies may seek to offer online products or services that compete with those offered by LifeMinders.

Many of LifeMinders’ existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than LifeMinders. LifeMinders’ competitors will most likely continue to develop and market new technologies and products and to conduct research allowing them to identify and respond to changes in customer requirements. In addition, these competitors will continue to aggressively market and sell their products and services. LifeMinders has scaled back its operations, resulting in a lack of material resources being committed to marketing and sales activities by LifeMinders. As a result, it is unlikely that, if the merger is not completed, LifeMinders will be able to effectively compete in the market for a long period of time, and its business, results of operations or financial condition will be materially and adversely affected.

LifeMinders relies heavily on its intellectual property rights and other proprietary information, and any failure to protect and maintain these rights and information could prevent LifeMinders from competing effectively.

LifeMinders’ ability to continue operations in the event the merger is not completed is substantially dependent on its internally developed technologies and trademarks, which LifeMinders seeks to protect through a combination of patent, copyright, trade secret and trademark law, as well as confidentiality or license agreements with employees, consultants, and corporate and strategic partners. If LifeMinders is unable to prevent the unauthorized use of its proprietary information or if its competitors are able to develop similar technologies independently, the competitive benefits of LifeMinders’ technologies, intellectual property rights and proprietary information will be diminished. These circumstances could also make the company less desirable in an alternative transaction.

LifeMinders depends heavily on its network infrastructure and if this fails it could result in unanticipated expenses, as well as prevent LifeMinders’ members from effectively utilizing LifeMinders’ services. This could negatively impact LifeMinders’ ability to retain members and advertisers.

LifeMinders’ ability to successfully create and deliver its email newsletters depends in large part on the capacity, reliability and security of its networking hardware, software and telecommunications infrastructure. Failures of the network infrastructure could result in unanticipated expenses to address such failures and could prevent LifeMinders’ members from effectively utilizing its services, which could prevent LifeMinders from retaining members and advertisers. LifeMinders does not have fully redundant systems or a formal disaster recovery plan. The system is susceptible to natural and man-made disasters, including earthquakes, fires, floods, power loss and vandalism. Further, telecommunications failures, computer viruses, electronic break-ins or other similar disruptive problems could adversely affect the operation of the systems. LifeMinders’ insurance policies may not adequately compensate it for any losses that may occur due to any damages or interruptions in the systems. Accordingly, LifeMinders could be required to make capital expenditures in the event of unanticipated damage.

In addition, LifeMinders’ members depend on Internet service providers, or ISPs, for access to the LifeMinders Web site. Due to the rapid growth of the Internet, ISPs and Web sites have experienced significant system failures and could experience outages, delays and other difficulties due to system failures unrelated to LifeMinders’ systems. These problems could harm LifeMinders’ business by preventing its members from effectively utilizing its services.

LifeMinders’ quarterly results of operations may fluctuate in future periods and it may be subject to seasonal and cyclical patterns that may negatively impact its stock price.

LifeMinders believes that its business may be subject to seasonal fluctuations. Advertisers historically have placed fewer advertisements during the first and third calendar quarters of each year.

Further, Internet user traffic typically drops during the summer months, which potentially could reduce the amount of advertising placed during that period. Expenditures by advertisers and direct marketers tend to vary in cycles that reflect overall economic conditions as well as budgeting and buying patterns. LifeMinders revenue has in the past been, and may in the future be, materially affected by a decline in the economic prospects of customers or in the economy in general, which could alter the company’s customers’ spending priorities or budget cycles. Because of these and other factors, LifeMinders revenues and operating results may vary significantly from quarter-to-quarter.

The content contained in LifeMinders’ emails may subject it to significant liability for negligence, copyright or trademark infringement or other matters.

If any of the content that LifeMinders creates and delivers to its members or any content that is accessible from its emails through links to other Web sites contains errors, third parties could make claims against LifeMinders for losses incurred in reliance on such information. In addition, the content contained in or accessible from LifeMinders’ emails could include material that is defamatory, violates the copyright or trademark rights of third parties, or subjects it to liability for other types of claims. LifeMinders’ general liability insurance may not cover claims of these types or may not be adequate to indemnify it for all liability that may be imposed. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of insurance coverage, could result in significant costs and expenses and damage LifeMinders’ reputation.

LifeMinders has also entered into agreements with certain e-commerce partners under which LifeMinders may be entitled to receive a share of certain revenue generated from the purchase of goods and services through direct links to LifeMinders’ e-commerce partners from the emails sent by LifeMinders. These agreements may expose LifeMinders to additional legal risks and uncertainties, including potential liabilities to consumers of those products and services by virtue of its involvement in providing access to those products or services, even if LifeMinders itself does not provide those products or services. Any indemnification provided to LifeMinders in its agreements with these parties, if available, may not adequately protect it.

Concerns about, or breaches of, the security of LifeMinders’ member database could result in significant expenses to prevent breaches, and subject the company to liability for failing to protect the members’ information.

LifeMinders maintains a database containing information about its members. Unauthorized users accessing LifeMinders’ systems remotely may access its database or authorized users may make unauthorized copies of all or part of the database for their own use in violation of specific agreements to the contrary. As a result of these security and privacy concerns, LifeMinders may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by security breaches, and it may be unable to effectively target direct marketing offers to members or may be subject to legal claims of members if unauthorized third parties gain access to LifeMinders’ system and alter or destroy information in its database. Also, any public perception that LifeMinders engaged in the unauthorized release of member information, whether or not correct, would adversely affect its ability to retain members.

LifeMinders’ business may be adversely affected by the refusal of one or more electronic email delivery providers to deliver LifeMinders’, or its customers’, messages.

LifeMinders’ business may be adversely affected by the unilateral election of certain domain administrators to block, filter or otherwise prevent the delivery of Internet advertising or commercial emails to their users. LifeMinders cannot assure you that the number of domains which establish policies restricting their users receipt of commercial deliveries as consideration for receiving service will not become increasingly more popular, thereby diminishing the reach of LifeMinders’ service, or the service of its customers.

LifeMinders’ business may be adversely affected by products offered by third parties.

LifeMinders ability to continue operating its business may be adversely affected by the adoption by computer users of technologies that harm the performance of its products and services, such as technologies that allow domain administrators on the aggregate level, or individual users managing their own electronic email accounts, to block, filter or otherwise prevent the delivery of Internet advertising or commercial emails, or to block access to any services that use cookies or other tracking technologies. LifeMinders cannot assure you that the number of domains or individual computer users who employ these or other similar technologies will not increase, thereby diminishing the efficacy of LifeMinders’, or its customer’s, services. LifeMinders’ business, financial condition and results of operations could be materially and adversely affected if one or more of these technologies is widely accepted.

Sweepstakes regulation may limit LifeMinders’ ability to conduct sweepstakes and other contests, which could negatively impact its ability to retain members.

The conduct of sweepstakes, lotteries and similar contests, including by means of the Internet, is subject to extensive federal, state and local regulation, which may restrict LifeMinders’ ability to offer contests and sweepstakes in some geographic areas or altogether. Any restrictions on these promotions could adversely affect LifeMinders’ ability to retain members.

If the price of LifeMinders stock remains volatile, LifeMinders may become subject to securities litigation, which is expensive and could divert its resources.

In the past, following periods of market volatility in the price of a company’s securities, security holders have instituted class action litigation. Many companies in the industry in which LifeMinders operates have been subject to this type of litigation. LifeMinders’ stock price has been volatile since the company’s initial public offering in November 1999. If the market value of LifeMinders stock continues to experience adverse fluctuations, and LifeMinders becomes involved in this type of litigation, regardless of the outcome, LifeMinders could incur substantial legal costs and management’s attention could be diverted, causing the business to suffer.

LifeMinders’ business may be adversely affected if demand for Internet advertising fails to grow as predicted or diminishes.

The Internet advertising industry is new and rapidly evolving, and it cannot yet be compared with traditional advertising media to gauge its effectiveness. As a result, demand and acceptance for Internet advertising solutions is uncertain. Many of LifeMinders’ advertising customers have limited experience using the Internet for advertising purposes and they have allocated only a limited portion of their advertising budgets to Internet advertising. The adoption of Internet advertising, particularly by those entities that have historically relied upon traditional media for advertising, requires the acceptance of a new way of conducting business, exchanging information and advertising products and services. These customers may find Internet advertising to be less effective for promoting their products and services relative to traditional advertising media. LifeMinders cannot assure you that its advertising customers will continue to allocate a portion of their advertising budget to Internet advertising or that the demand for Internet advertising will continue to develop to sufficiently support Internet advertising as a significant advertising medium. LifeMinders’ results of operations have been adversely affected in recent quarters as a result of a significantly declining market for online advertising, and the company expects that these adverse market conditions will continue. If the market for online advertising fails to improve or deteriorates more than expected, LifeMinders’ business, results of operations and financial condition could be materially and adversely affected.

There are currently no generally accepted standards or tools for the measurement of the effectiveness of Internet advertising or the planning of advertising purchases, and generally accepted standard measurements and tools may need to be developed to support and promote Internet advertising as a significant advertising medium. LifeMinders’ advertising customers may challenge or refuse to accept the measurements of advertisement delivery results developed by LifeMinders or a third party. In addition, the accuracy of database information used to target advertisements is essential to the effectiveness of Internet advertising that may be developed in the future. The information in LifeMinders’ database, like any database, may contain inaccuracies that its customers may not accept.

A significant portion of LifeMinders’ revenue has historically been derived from the delivery of advertisements, which are designed to contain the features and measuring capabilities requested by advertisers. If advertisers determine that those ads are ineffective or unattractive as an advertising medium or if LifeMinders is unable to deliver the features or measuring capabilities requested by advertisers, the long-term growth of its online advertising business could be limited and revenue levels could decline. There are also “filter’ software programs that limit or prevent advertising from being delivered to a user’s computer. The commercial viability of Internet advertising, and LifeMinders’ business, results of operations and financial condition, would be materially and adversely affected by Web users’ widespread adoption of this software.

The unauthorized access of confidential member information that LifeMinders transmits over public networks could adversely affect its ability to retain members.

Members transmit confidential information to LifeMinders over public networks and the unauthorized access of such information by third parties could harm LifeMinders’ reputation and significantly hinder its efforts to retain members. LifeMinders relies on a variety of security techniques and authentication technology licensed from third parties to provide the security and authentication technology to effect secure transmission of confidential information, including customer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by LifeMinders to protect customer transaction data.

Problems with the performance and reliability of the Internet infrastructure could adversely affect the quality and reliability of the products and services LifeMinders offers its members and advertisers.

LifeMinders depends on the Internet infrastructure to deliver attractive, reliable and timely email newsletters to its members. If Internet usage grows, the Internet infrastructure may not be able to support the demands placed on it by this growth, and its performance and reliability may decline. Among other things, continued development of the Internet infrastructure will require a reliable network backbone with necessary speed, data capacity and security. Currently, there are regular failures of the Internet network infrastructure, including outages and delays, and the frequency of these failures may increase in the future. These failures may reduce the benefits of LifeMinders’ products and services to its members and undermine the company’s advertising partners’ and members’ confidence in the Internet as a viable commercial medium. In addition, the Internet could lose its viability as a commercial medium due to delays in the development or adoption of new technology required to accommodate increased levels of Internet activity or due to government regulation.

LifeMinders may have to litigate to protect its intellectual property and other proprietary rights or to defend claims of third parties, and such litigation may subject it to significant liability and expense.

There is a substantial risk of litigation regarding intellectual property rights in Internet-related businesses. Legal standards relating to the validity, enforceability and scope of protection of certain proprietary rights in Internet-related businesses are uncertain and still evolving. LifeMinders may have to litigate in the future to enforce its intellectual property rights, protect its trade secrets or defend itself against claims of violating the proprietary rights of third parties. This litigation may subject LifeMinders to significant liability for damages and result in invalidation of proprietary rights. In addition, such litigation could be time-consuming and expensive to defend, even if not meritorious, and result in the diversion of management time and attention. Any of these factors could adversely affect LifeMinders’ business operations, financial results, condition and cash flows.

Changes in government regulation could decrease LifeMinders’ revenue and increase its costs.

Laws applicable to Internet communications, on-line privacy, digital advertising, data protection and direct marketing are becoming more prevalent. Any legislation enacted or regulation issued could dampen the growth and acceptance of the digital marketing industry in general and of LifeMinders’ offerings in particular. Existing and proposed legislation in the United States, Europe (following the directive of the European Union) and Canada may impose limits on LifeMinders collection and use of certain kinds of information about its members.

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

Changes in laws relating to data collection and use practices and the privacy of Internet users and other individuals could harm LifeMinders’ business.

New limitations on the collection and use of information relating to Internet users are currently being considered by legislatures and regulatory agencies in the United States and internationally. LifeMinders is unable to predict whether any particular proposal will pass, or the nature of the limitations in those proposals that do pass. Since many of the proposals are in their developmental stages, LifeMinders is unable to determine the impact these may have on its business. In addition, it is possible that changes to existing law, including new interpretations of existing law, could have a material and adverse impact on LifeMinders’ business, financial condition and results of operations.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

In the normal course of business, the Company is at times subject to pending and threatened legal actions and proceedings. After reviewing pending and threatened actions and proceedings with counsel, management believes that the outcome of such actions or proceedings is not expected to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Item 2. Changes in Securities and Use of Proceeds.

(a) None.

(b) None.

(c) None.

(d) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Securities Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

a. Exhibits

b. Reports on Form 8-K.

           Form 8-K was filed with the SEC on May 11, 2001 attaching a press release in which the Company announced its results for first quarter 2001 and that the Company was scaling back its business operations and continuing to evaluate strategic alternatives.

LIFEMINDERS, INC.
SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LifeMinders, Inc.
(Registrant)

August 14, 2001	/s/ Joseph S. Grabias

Date	(Signature)**

Joseph S. Grabias Chief Financial Officer (Principal accounting officer and duly authorized officer)

EXHIBITS

Item No.	Description